Form 10QSB
period 1995-03-26
TINSLEY LABORATORIES INC
filed 1995-05-09
CIK 98383

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ending			        Commission File
March 26, 1995                            Number   0-3063

TINSLEY LABORATORIES, INC.
____________________________________________________________
(Exact name of registrant as specified in its charter)


California                       94-1049146
State or other jurisdiction of			(I.R.S. Employer Identification No.)
incorporation or organization


3900 Lakeside Drive, Richmond, California 94806
_______________________________________________________________
(Address of principal executive offices and zip code)


Registrant's telephone number, including area code (510)222-8110


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

767,124 shares of Common Stock outstanding as of March 26, 1995.

Part 1.  Financial Information
Item 1.

TINSLEY LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

                                      Mar 26,          Dec 26,
                                       1995             1994
                                    ----------        ----------
ASSETS
Current Assets:
  Cash and short-term investments     $879,208         $893,241
  Accounts receivable                2,524,759        2,684,667
  Inventories                        1,592,830        1,516,527
  Prepaid expenses & other             308,782          272,253
                                    ----------       ----------
  Total current assets               5,305,579        5,366,688

Net property, plant & equipment      4,844,178        4,895,000
Other assets                           931,889          940,887
Net goodwill                         1,608,592        1,639,135
                                    ----------       ----------
                                   $12,690,238      $12,841,710
                                    ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade account payable               $339,794         $583,419
  Current income taxes                 260,360          226,982
  Other accrued liabilities          1,256,597        1,238,479
                                     ---------        ---------
  Total current liabilities          1,856,751        2,048,880

Long-term debt                       1,016,894        1,047,938

Long-term notes payable
   to related parties                  860,000          860,000

Deferred income taxes                  440,947          440,947

Deferred compensation                  299,727          295,602

Stockholders' Equity:
  Common stock at stated value         127,857          127,004
  Capital in excess of stated value  1,343,877        1,316,680
  Retained earnings                  6,744,185        6,704,659
                                     ---------        ---------
Total stockholders' equity           8,215,919        8,148,343
                                     ---------        ---------
                                   $12,690,238      $12,841,710
                                    ==========       ==========

TINSLEY LABORATORIES, INC.
Condensed Consolidated Statements of Income
(Unaudited)


                                 Three months ended
                                 ------------------
                               Mar 26,         Mar 27,
                                1995            1994
                              ---------       ---------
Net sales                    $2,936,137      $3,136,425
Cost of sales & expenses      2,795,445       2,887,039
                              ---------       ---------
Income from operations          140,692         249,386

Amortization of goodwill
  & intangibles                  55,543          55,543
Other (income) expense           (1,376)         24,546
                              ---------       ---------
Income before taxes              86,525         169,297

Provision for taxes on income    47,000          80,048
                              ---------       ---------
Net income                      $39,525         $89,249

Per share of common stock:
  Net income                      $0.05           $0.12

Notes:
Per share data are based on 767,124 shares issued and outstanding in 1995 and 762,024 shares in 1994.

TINSLEY LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                        For the three months ended
                                        --------------------------
                                         Mar 26,           Mar 27,
                                          1995              1994
                                        ---------         ---------
Cash flows from operating activities:
  Net income (loss)                        $39,525          $89,249

  Adjustments to reconcile net
   income to net cash provided
   (used) by operating activities:
  Depreciation & amortization              216,959          210,578
  Change in operating assets and
    liabilities                           (138,848)        (221,530)
                                         ----------       ----------
    Net cash provided by operating
     activities                            117,636           78,297

Cash flows from investing activities:
  Purchase of fixed assets                (110,594)         (49,892)
  Other                                    (16,000)
                                         ----------       ----------
     Net cash used in investing
      activities                          (126,594)         (49,892)

Cash flows from financing activities:
  Principal payments on long-term debt     (33,125)         (28,586)
  Other                                     28,050
                                         ----------       ----------
     Net cash provided by (used in)
      financing activities                  (5,075)         (28,586)
                                         ----------       ----------
Net change in cash and cash
  equivalents                              (14,033)            (181)

Cash and cash equivalents at
  beginning of period                      893,241        1,182,654
                                         ----------       ----------
Cash and cash equivalents at
  end of period                           $879,208       $1,182,473
- --------------------------------------------------------------------
Supplemental disclosure of cash
  flow information:
Cash paid for:
  Interest                                 $30,382          $35,628
  Income taxes                             $14,577
- --------------------------------------------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 26, 1995

Note:  1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 26, 1995 are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 25, 1994.

The consolidated financial statements include the accounts of Tinsley Laboratories, Inc., and its wholly owned subsidiaries, Century Precision Industries, Inc. d/b/a Century Precision Optics ("Century") and Tinsley International, Inc., after elimination of intercompany transactions and balances.

Note: 2.	Inventories

The components of inventory consist of the following:

                                         March 26,         December 25,
                                           1995                1994
                                         ----------         ----------
Raw materials                              $272,257           $241,244
Contracts in progress (net of
cost of progress billings of
$264,000 at March 26, 1995 and
$136,000 at December 25, 1994)              648,087            594,759
Finished goods                              672,486            680,524
                                          ----------         ---------
                                         $1,592,830         $1,516,527
                                          ==========         =========

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF QUARTERLY FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2.
Our sales for the first quarter of 1995 were $2,936,137 compared to $3,136,425 for the first quarter of 1994, a decrease of 6%. Net income of $39,525, or 5 cents a share, for the first quarter of 1995 was also lower than net income for the first quarter of 1994 which was $89,249, or 12 cents a share.

Our lower sales and lower earnings were primarily due to reduced military business and to the start up of new programs and the associated high initial costs.

Century Precision, the Company's wholly-owned subsidiary, has introduced several new products in recent months and is expecting further new product releases during the remainder of the year.

Our backlog at the end of the March 1995 quarter was $5,552,000 against the backlog at the end of the first quarter of 1994 of $4,652,000 and $4,000,000 at the start of the current year.

In late April, we were awarded a $1,839,000 cost plus fixed fee contract by the Lawrence Livermore National Laboratory for Manufacturing Development for Finishing Optics for Inertial Confinment Lasers. The manufacturing capabilities developed during this program are for use in making optics for the proposed National Ignition Facility to be started in 1999 if finally approved by the Administration and Congress.

The Company's Annual Meeting of Shareholders was held in the Tinsley plant on April 26. At the Annual Meeting five directors were elected to serve the Company for the ensuing year: Robert J. Aronno, Steven L. Davenport, Daniel J. Duckhorn, Stephen L. Globus, Steven E. Manios.

Liquidity and Sources of Capital:

Cash flows from operations were $117,636 for the three months ended
March 26, 1995 as compared to $78,297 in the first three months of 1994. The funds provided by net income plus depreciation and amortization for the period, was offset by changes in working capital accounts. Accounts receivable balances decreased by $159,908 from the 1994 year end level while inventories increased by $76,303 and accounts payable reduced by $245,146. Available cash was sufficient to pay for capital expenditures of $110,594 and principal payments of debt of $33,125 during the three month period. The Company believes that funds generated from operations should be sufficient to meet normal cash flow requirements through the balance of 1995.

Part II   Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

Reference is made to materials appearing with respect to election of the Board of Directors, set forth in the Company's definitive Proxy Statment filed in connection with the Company's 1995 Annual Meeting of Shareholders, held on April 26, 1995 which material is incorporated herein.

Item 6.   Exhibits and Reports on Form 8-K

(b)  No reports on Form 8-K were filed during the current period.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TINSLEY LABORATORIES, INC.



Robert J. Aronno
President and Chief Executive Officer