Form 10QSB/A
period 1995-06-25
TINSLEY LABORATORIES INC
filed 1995-08-09
CIK 98383

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ending			        Commission File
June 25, 1995                             Number   0-3063

TINSLEY LABORATORIES, INC.
____________________________________________________________
(Exact name of registrant as specified in its charter)


California                       94-1049146
State or other jurisdiction of			(I.R.S. Employer Identification No.)
incorporation or organization


3900 Lakeside Drive, Richmond, California 94806
_______________________________________________________________
(Address of principal executive offices and zip code)


Registrant's telephone number, including area code (510)222-8110


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

767,124 shares of Common Stock outstanding as of June 25, 1995.

Part 1.  Financial Information
Item 1.

TINSLEY LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

                                      Jun 25,          Dec 26,
                                       1995             1994
                                    ----------        ----------
ASSETS
Current Assets:
  Cash and short-term investments     $577,674         $893,241
  Accounts receivable                2,481,477        2,684,667
  Inventories                        1,628,615        1,516,527
  Prepaid expenses & other             261,739          272,253
                                    ----------       ----------
  Total current assets               4,949,505        5,366,688

Net property, plant & equipment      4,860,627        4,895,000
Other assets                           919,389          940,887
Net goodwill                         1,578,049        1,639,135
                                    ----------       ----------
                                   $12,307,570      $12,841,710
                                    ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade account payable               $479,757         $583,419
  Current income taxes                 141,644          226,982
  Other accrued liabilities          1,242,145        1,238,479
                                     ---------        ---------
  Total current liabilities          1,863,546        2,048,880

Long-term debt                         981,890        1,047,938

Long-term notes payable
   to related parties                  460,000          860,000

Deferred income taxes                  440,947          440,947

Deferred compensation                  303,852          295,602

Stockholders' Equity:
  Common stock at stated value         127,857          127,004
  Capital in excess of stated value  1,343,877        1,316,680
  Retained earnings                  6,785,601        6,704,659
                                     ---------        ---------
Total stockholders' equity           8,257,335        8,148,343
                                     ---------        ---------
                                   $12,307,570      $12,841,710
                                    ==========       ==========

TINSLEY LABORATORIES, INC.
Condensed Consolidated Statements of Income
(Unaudited)


                               Three months ended       Six months ended
                               ------------------       ----------------
                               Jun 25,      Jun 26,     Jun 25,      Jun 26,
                                1995         1994        1995         1994
                              ---------    ---------   ---------   ---------
Net sales                    $2,936,137   $3,136,425  $6,281,427  $6,809,091
Cost of sales & expenses      2,795,445    2,887,039   5,885,292   6,333,389
                              ---------    ---------   ---------   ---------
Income from operations          140,692      249,386     396,135     475,702

Amortization of goodwill
  & intangibles                  55,543       55,543     111,086     111,086
Other (income) expense           (1,376)      24,546     109,608     164,572
                              ---------    ---------   ---------   ---------
Income before taxes              86,525      169,297     175,441     200,044

Provision for taxes on income    47,000       80,048      94,500     104,026
                              ---------    ---------   ---------   ---------
Net income                      $39,525      $89,249     $80,941     $96,018

Per share of common stock:
  Net income                      $0.05        $0.12       $0.11       $0.13

Notes:
Per share data are based on 767,124 shares issued and outstanding in 1995 and 762,024 shares in 1994.

TINSLEY LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                        For the six months ended
                                        --------------------------
                                         Jun 25,           Jun 26,
                                          1995              1994
                                        ---------         ---------
Cash flows from operating activities:
  Net income (loss)                        $80,941          $96,018

  Adjustments to reconcile net
   income to net cash provided
   (used) by operating activities:
  Depreciation & amortization              436,557          421,705
  Change in operating assets and
    liabilities                           ( 71,047)        (161,218)
                                         ----------       ----------
    Net cash provided by operating
     activities                            446,451          356,505

Cash flows from investing activities:
  Purchase of fixed assets                (291,098)        (236,988)
  Other                                    (28,500)
                                         ----------       ----------
     Net cash used in investing
      activities                          (319,598)        (236,988)

Cash flows from financing activities:
  Principal payments on long-term debt    (470,470)        (507,586)
  Other                                     28,050            2,374
                                         ----------       ----------
     Net cash provided by (used in)
      financing activities                (442,420)        (505,212)
                                         ----------       ----------
Net change in cash and cash
  equivalents                             (315,567)        (385,695)

Cash and cash equivalents at
  beginning of period                      893,241        1,182,654
                                         ----------       ----------
Cash and cash equivalents at
  end of period                           $577,674       $  796,959
--------------------------------------------------------------------
Supplemental disclosure of cash
  flow information:
Cash paid for:
  Interest                                $110,147         $137,045
  Income taxes                            $180,000         $112,028
--------------------------------------------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 25, 1995

Note:  1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 25, 1995 are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 25, 1994.

The consolidated financial statements include the accounts of Tinsley Laboratories, Inc., and its wholly owned subsidiaries, Century Precision Industries, Inc. d/b/a Century Precision Optics ("Century") and Tinsley International, Inc., after elimination of intercompany transactions and balances.

Note: 2.	Inventories

The components of inventory consist of the following:

                                         June 25,         December 25,
                                           1995                1994
                                         ----------         ----------
Raw materials                              $259,844           $241,244
Contracts in progress (net of
cost of progress billings of
$204,000 at June 25, 1995 and
$136,000 at December 25, 1994)              598,247            594,759
Finished goods                              770,524            680,524
                                          ----------         ---------
                                         $1,628,615         $1,516,527
                                          ==========         =========

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF QUARTERLY FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2.
Sales for the first six months of $6,281,427 declined eight percent from sales for the same period last year of $6,809,091. Net income for the first half was $80,941 or 11 cents a share, a decrease of 16 percent from the $96,018 or 13 cents a share earned a year ago.

Sales for the second quarter amounted to $3,345,290 and were down nine percent from sales of $3,672,666 we reported for the June quarter of 1994.

Our second quarter net income of $41,416 or five cents a share, showed an increase from earnings of $6,769 or one cent a share earned during the June quarter of 1994.

Our lower sales and earnings continue to be primarily due to reduced military business and to the high initial start-up costs associated with certain new programs. Tinsley's backlog strengthened late in the first half, rising to $6,907,000 at the end of June, which is up from our backlog at the end of the June quarter a year ago of $4,086,000 and backlog at the start of the current year of $4,000,000.

Liquidity and Sources of Capital:

Cash flows from operations were $446,451 for the six months ended June 25, 1995 as compared to $356,505 in the first six months of 1994. The funds provided by net income plus depreciation and amortization for the period, was partially offset by changes in working capital accounts. Accounts receivable balances decreased by $203,190 from the 1994 year end level while inventories increased by $112,087 and accounts payable reduced by $148,637. Available cash was sufficient to pay for capital expenditures of $291,098 and principal payments on debt of $470,470 during the six month period. The Company believes that funds generated from operations should be sufficient to meet normal cash flow requirements through the balance of 1995. The Company has a $1 million line of credit to draw upon for its short term needs.

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