Form 10QSB/A
period 1995-10-01
TINSLEY LABORATORIES INC
filed 1995-11-14
CIK 98383

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ending			        Commission File
October 1, 1995                           Number   0-3063

TINSLEY LABORATORIES, INC.
____________________________________________________________
(Exact name of registrant as specified in its charter)


California                       94-1049146
State or other jurisdiction of			(I.R.S. Employer Identification No.)
incorporation or organization


3900 Lakeside Drive, Richmond, California 94806
_______________________________________________________________
(Address of principal executive offices and zip code)


Registrant's telephone number, including area code (510)222-8110


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

767,124 shares of Common Stock outstanding as of October 1, 1995.

Part 1.  Financial Information
Item 1.

TINSLEY LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

                                      Oct  1,          Dec 26,
                                       1995             1994
                                    ----------        ----------
ASSETS
Current Assets:
  Cash and short-term investments     $373,179         $893,241
  Accounts receivable                2,345,774        2,684,667
  Inventories                        1,791,874        1,516,527
  Prepaid expenses & other             328,612          272,253
                                    ----------       ----------
  Total current assets               4,839,439        5,366,688

Net property, plant & equipment      5,163,917        4,895,000
Other assets                           909,389          940,887
Net goodwill                         1,547,506        1,639,135
                                    ----------       ----------
                                   $12,460,251      $12,841,710
                                    ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade account payable               $638,626         $583,419
  Current income taxes                 219,044          226,982
  Other accrued liabilities          1,109,479        1,238,479
                                     ---------        ---------
  Total current liabilities          1,967,149        2,048,880

Long-term debt                         942,651        1,047,938

Long-term notes payable
   to related parties                  460,000          860,000

Deferred income taxes                  440,947          440,947

Deferred compensation                  307,977          295,602

Stockholders' Equity:
  Common stock at stated value         127,857          127,004
  Capital in excess of stated value  1,343,877        1,316,680
  Retained earnings                  6,869,793        6,704,659
                                     ---------        ---------
Total stockholders' equity           8,341,527        8,148,343
                                     ---------        ---------
                                   $12,460,251      $12,841,710
                                    ==========       ==========

TINSLEY LABORATORIES, INC.
Condensed Consolidated Statements of Income
(Unaudited)


                               Three months ended       Nine months ended
                               ------------------       ----------------
                               Oct  1,      Sep 25,     Oct  1,      Sep 25,
                                1995         1994        1995         1994
                              ---------    ---------   ---------   ---------
Net sales                    $3,558,842   $2,974,360  $9,840,269  $9,783,441
Cost of sales & expenses      3,336,695    2,754,935   9,221,987   9,088,324
                              ---------    ---------   ---------   ---------
Income from operations          222,147      219,425     618,282     695,117

Amortization of goodwill
  & intangibles                  55,543       55,543     166,629     166,629
Other (income) expense            5,012      (31,362)    114,620     133,210
                              ---------    ---------   ---------   ---------
Income before taxes             161,592      195,244     337,033     395,278

Provision for taxes on income    77,400       91,108     171,900     195,134
                              ---------    ---------   ---------   ---------
Net income                      $84,192     $104,136    $165,941    $200,144

Per share of common stock:
  Net income                      $0.11        $0.14       $0.22       $0.26

Notes:
Per share data are based on 767,124 shares issued and outstanding in 1995 and 762,024 shares in 1994.

TINSLEY LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                        For the nine months ended
                                        --------------------------
                                         Oct  1,           Sep 25,
                                          1995              1994
                                        ---------         ---------
Cash flows from operating activities:
  Net income (loss)                       $165,133         $200,144

  Adjustments to reconcile net
   income to net cash provided
   (used) by operating activities:
  Depreciation & amortization              688,122          642,529
  Change in operating assets and
    liabilities                           ( 55,517)        (627,026)
                                         ----------       ----------
    Net cash provided by operating
     activities                            797,738          215,647

Cash flows from investing activities:
  Purchase of fixed assets                (790,410)        (441,130)
  Other                                    (43,500)          26,127
                                         ----------       ----------
     Net cash used in investing
      activities                          (833,910)        (415,003)

Cash flows from financing activities:
  Principal payments on long-term debt    (511,940)        (538,812)
  Other                                     28,050            2,375
                                         ----------       ----------
     Net cash provided by (used in)
      financing activities                (483,890)        (536,437)
                                         ----------       ----------
Net change in cash and cash
  equivalents                             (520,062)        (735,793)

Cash and cash equivalents at
  beginning of period                      893,241        1,182,654
                                         ----------       ----------
Cash and cash equivalents at
  end of period                           $373,179       $  446,861
--------------------------------------------------------------------
Supplemental disclosure of cash
  flow information:
Cash paid for:
  Interest                                $151,987         $189,802
  Income taxes                            $219,546         $113,886
--------------------------------------------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 1, 1995

Note:  1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 1, 1995 are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 25, 1994.

The consolidated financial statements include the accounts of Tinsley Laboratories, Inc., and its wholly owned subsidiaries, Century Precision Industries, Inc. d/b/a Century Precision Optics ("Century") and Tinsley International, Inc., after elimination of intercompany transactions and balances.

Note: 2.	Inventories

The components of inventory consist of the following:

                                         October 1,         December 25,
                                           1995                1994
                                         ----------         ----------
Raw materials                              $288,203           $241,244
Contracts in progress (net of
cost of progress billings of
$256,000 at October 1, 1995 and
$136,000 at December 25, 1994)              600,827            594,759
Finished goods                              902,844            680,524
                                          ----------         ---------
                                         $1,791,874         $1,516,527
                                          ==========         =========

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF QUARTERLY FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2.

Sales for the first nine months of 1995 rose slightly to $9,840,269 from 1994 sales for the same period of $9,783,441. Net income came to $165,133 or 22 cents a share, which is down from the $200,144 or 26 cents a share earned last year.

Sales for the third quarter of $3,558,842 were up 20 percent from sales of $2,974,360 for the September quarter a year ago. Third quarter net income of $84,192 or 11 cents a share declined 19 percent from net income of $104,136 or 14 cents a share earned in the comparable period of 1994.

Third quarter sales were moderately above those for the June quarter, while third quarter net income strengthened appreciably over second quarter earnings of $41,416 or 5 cents a share.

Profits for the first nine months continued to be adversely affected by reduced military business, as well as by high initial start-up costs incurred by certain new programs.

On the other hand we are encouraged by the higher backlog levels we are experiencing in 1995, which increased to $6,907,000 by mid-year and held at $6,277,000 at the close of September, well above backlog of $4,465,000 at the end of last year's third quarter and $4,000,000 at the start of the current year.

Our existing pension and profit sharing plans have been frozen (curtailed) as to the accrual of benefits for future services. We believe that this curtailment does not create a significant gain or loss. However, due to the complexity involved in its calculation, the curtailment effect has not yet been recorded. We anticipate that the complex calculations will be completed during the fourth quarter of 1995. We have implemented a 401(k) Profit Sharing plan to provide retirement benefits to employees.

Liquidity and Sources of Capital:

Cash provided by operations was $797,738 for the nine months ended
October 1, 1995, compared to $215,647 in the nine months ended
September 25, 1994. The funds provided by net income plus depreciation and amortization for the period, were partially offset by changes in working capital accounts. Funds of $338,893 were provided by accounts receivable which decreased from the 1994 year end level. Inventories increased during the nine months, utilizing funds of $275,347. Capital expenditures of $790,410 and principal payments on debt of $511,940 were paid from available cash during the nine month period. The Company believes that funds generated from operations should be sufficient to meet normal cash flow requirements through the balance of 1995. The Company has a $1 million line of credit to draw upon for its short term needs.

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