Form 10KSB
period 1995-12-31
TINSLEY LABORATORIES INC
filed 1996-03-29
CIK 98383

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-KSB

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995.

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number 0-3063

                          TINSLEY LABORATORIES, INC.

--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    CALIFORNIA                                   94-1049146
    ----------                                   ----------
STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                   IDENTIFICATION
                                                      No.)

              3900 LAKESIDE DRIVE, RICHMOND, CALIFORNIA 94806
--------------------------------------------------------------------------------
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

Registrant's telephone number (510)222-8110
                              -------------
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, without par value
                       --------------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.       Yes X    No
                                                                    --      --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [     ]

State issuer's revenues for its most recent year.

                                     $13,109,144

State the aggregate value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

    $5,596,812 (computed on the basis of $7.25 per share, which was the last reported sales price on the over-the-counter market as reported by the National Association of Securities Dealers, Inc. for March 13, 1996.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                      771,974

                         DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for fiscal year ended       Parts I and II
December 31, 1995 (the "1995 Annual Report")


Proxy Statement for 1996 Annual Meeting of
Shareholders to be held on April 24, 1996, to be filed pursuant to Section 14(a) of the Exchange Act (the "1996 Proxy Statement")

Transitional Small Business Disclosure Format:   Yes   No X
                                                    --    --

                                        PART I

ITEM 1.  BUSINESS.

GENERAL
Tinsley Laboratories, Inc. (the "Company") was incorporated in California in 1946. Headquartered in Richmond, California, the Company operates entirely within a single industry, the precision optical components and assemblies industry. Within this industry, the Company designs, manufactures and sells precision optical components, assemblies and systems.

The Company's customers have historically included aerospace firms, instrument and equipment manufacturers, defense system manufacturers, color television tube manufacturers, agencies of the U.S. Government and universities. Products sold to these customers are generally designed and produced to meet customer specifications, as distinguished from proprietary products offered in the general market. With its May 1993 acquisition of Century Precision Industries, Inc. ("Century"), the Company began selling optical components and accessories (primarily lenses) to cinematographers, professional photographers and educational institutions in the general commercial market.

The range of applications of the Company's products have traditionally included optical projection systems used in advanced avionics, pilot training and forward looking and target acquisition systems and simulation equipment and aspheric mirrors for large-scale telescopes. Discrete optical components produced by the Company are used as optical windows for reconnaissance aircraft for laser fusion research and as tooling for the manufacture of color television tubes. As noted above, the Company's 1993 acquisition of Century has enabled the Company in recent years to penetrate the commercial market for lenses and accessories.

The Company specializes in the design and manufacture of aspheric lenses and mirrors produced both as discrete optical components and intrinsic parts of complex optical assemblies.

The Company believes that it leads the optical industry in the design and fabrication of aspheric lenses and mirrors. Aspheric lenses, by performing the work of a number of optical surfaces, permit the use of highly compact optical systems. They are especially desirable where weight and space are at a premium as in high performance aircraft.

Through its computer-controlled optical manufacturing technology, the Company is in a position to design and make aspheres in production quantities.

RECENT SALES  AND INCOME TRENDS
The Company's 1995 sales volume of $13,109,144 was slightly higher than fiscal 1994 sales of $12,968,892 and 7% higher than its fiscal 1993 sales of $12,238,052. However, net income of $268,385, or 35 cents a share, for fiscal 1995 was approximately 22% lower than fiscal 1994 earnings of $345,785, or 45 cents a share, and approximately 44% lower than fiscal 1993 earnings of $483,188, or 61 cents a share.

GOVERNMENT SALES
Sales to agencies of the U.S. Government by the Company are made primarily through subcontracts with prime contractors. In fiscal 1995, such sales by the Company were approximately $3,901,000 compared to approximately $5,819,000 in fiscal 1994 and $7,600,000 in fiscal 1993.

MARKETING
The Company's domestic sales and certain foreign sales are handled directly by its in-house sales staff. The Company's domestic customers are widely distributed throughout the U.S. market.

MAJOR CUSTOMERS
Due to the highly specialized nature of the Company's business, a few customers have historically accounted for an important percentage of its sales. These major customers vary from year to year. In fiscal 1995, sales to three domestic customers (four in 1994 and four in 1993), none of which has any other material relationship with the Company, totaled approximately $3,111,000 ($4,041,000 and $5,165,000 in fiscal 1994 and fiscal 1993, respectively).

FOREIGN SALES
The Company's revenues from sales to government or non-government customers outside the United States in fiscal 1995 amounted to approximately 19% of total revenues as compared to approximately 17% in fiscal 1994 and 14% in fiscal 1993.

International sales during the last fiscal three years were as follows:


                                       1995            1994          1993
          Europe                    $1,375,361        $914,004    $  744,466
          Asia                         781,690         478,915       462,480
          Canada & Mexico              165,632         563,037       374,316
          South Pacific                 41,223         140,960        66,792
          Latin & South America         58,971          47,245        40,777
          Other                         18,314          53,632         1,952
                                        ------          ------    ----------
                                    $2,441,191      $2,197,793    $1,690,783
                                    ----------      ----------    ----------
                                    ----------      ----------    ----------


COMPETITION
The Company faces varying degrees of competition within the optical components and assemblies industry, depending upon the product specifications stipulated by prospective customers. As previously mentioned, the Company believes it enjoys a competitive advantage in the manufacture and sale of certain types of aspheric lenses.

Many of the Company's competitors or potential competitors are subsidiaries or divisions of large, diversified companies and therefore have access to financial resources substantially in excess of those available to the Company.

BACKLOG
The Company's backlog at the end of fiscal 1995 was approximately $8,885,000 or approximately 122% above the Company's backlog of approximately $4,002,000 at the end of fiscal 1994 and approximately 68% above the Company's backlog of approximately $5,300,000 at the end of the fiscal 1993.

The Company presently anticipates shipping more than 75% of its fiscal 1995 backlog during fiscal 1996.

RAW MATERIALS
Raw materials for the Company's operations, or acceptable substitutes, are normally available. The Company is not dependent on a single source for a significant portion of its raw material requirements. In certain instances, raw materials are supplied by customers at no cost to the Company.

PATENTS AND LICENSES
The Company owns three patents but does not regard any of them as material at the present time. As a general rule, the Company does not seek patent or process licenses from others.

The Company believes that the success of its products depends generally on its proprietary technology, computer software, manufacturing skills and speed of response to sales opportunities.

RESEARCH AND DEVELOPMENT
The Company's research and development expenditures decreased slightly in fiscal 1995 to approximately $355,000 from approximately $383,000 expended in fiscal 1994. In fiscal 1993, the Company expended approximately $290,000 for research and development. The Company's research and development program is dedicated to improvement of its design capability, aspheric process technology and computer controlled equipment. The Company has also continued to spend product development funds for Century.



EMPLOYEES
The Company employed 104 people on a full-time basis at the end of fiscal 1995, as compared to 92 full-time people at the end of fiscal 1994 and 103 full-time people at the end of fiscal 1993. 32 employees were added as a result of the Company's acquisition of Century in fiscal 1993. None of the Company's employees is represented by a labor organization. The Company considers its relations with its employees to be satisfactory. The Company does not generally employ part-time employees; however, the Company does utilize the services of consultants from time to time on either a full-time or part-time basis in connection with the fulfillment of certain of its major subcontracts.

GOVERNMENT REGULATIONS AND ENVIRONMENTAL LAWS
Compliance with existing or probable governmental regulations and with federal, state and local environmental laws has not had any material effect on the Company's operations. The Company does not expect that continued compliance with such existing or probable governmental regulations and laws will materially affect its capital expenditures, earnings or competitive position.

ITEM 2.  PROPERTIES

In fiscal 1984, the Company moved its headquarters to a 60,000 square foot facility which it built and owns in Richmond, California. To support its requirements for a significant contract, the Company constructed a 4,000 square foot building addition in fiscal 1989.

The Company's headquarters are presently encumbered by a deed of trust securing a $1,267,010 loan made to the Company by The Mechanics Bank of Richmond in connection with the Company's acquisition of Century. As of the end of its 1995 fiscal year, the Company owed approximately $934,000 on such loan. Such loan bears interest at the rate of 8.5% per annum and provides for payments of principal and interest at the rate of $17,715 per month until July 15, 2000 when the entire remaining principal balance becomes due and payable.

Century's operations are conducted out of an approximately 12,000 square foot facility located in North Hollywood, California. Such facility is leased by Century from Mr. Steven E. Manios, a Vice President and a Director of the Company, and his spouse pursuant to a lease agreement for base rent currently equal to approximately $113,000 per annum through November 1996. Century has the right to terminate such lease at any time during the term thereof upon 90 days prior written notice. Century also has an option to extend such lease for a period of two years on the same terms and conditions as in the original lease, except for base rent which will be subject to adjustment at the beginning of the two-year extension term based upon the increase in the consumer price index for the Los Angeles metropolitan area.

To satisfy its need for additional facilities due to its anticipated growth, the Company has tentatively agreed to purchase a 5,952 square foot office and research and development facility located on approximately two acres of land adjacent to the Company's headquarters subsequent to the end of its 1995 fiscal year. The basic terms of such proposed purchase include a $150,000 cash down payment and the Company's issuance of a $750,000 promissory note secured by the property. Such secured promissory note will bear interest, payable monthly, at 8% per annum on unpaid principal and the principal amount thereof will be all due and payable two years after the close of escrow.

ITEM 3.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.

Not applicable.

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

Reference is hereby made to the material appearing under the caption "Stock Prices and Dividends" set forth in the Company's 1995 Annual Report, which material is incorporated herein.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

Reference is hereby made to the material appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's 1995 Annual Report, which material is incorporated herein.

ITEM 7.  FINANCIAL STATEMENTS

Reference is hereby made to the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Auditors set forth in the Company's 1995 Annual Report, which items are incorporated herein.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                       PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a)
         OF EXCHANGE ACT.

DIRECTORS
Reference is hereby made to the materials appearing under the caption "Information About Nominees for Director" set forth in the Company's 1996 Proxy Statement, which materials are incorporated herein.

EXECUTIVE OFFICERS
The following table sets forth the names, ages and positions held by each of the executive officers of the Company as of the date hereof:


          NAME              AGE                  POSITIONS
          ----              ---                  ---------
Robert J. Aronno             61        Chairman of the Board of Directors,
                                       President, Chief Executive Officer and
                                       Chief Financial Officer

Robert J. Johnson            65        Vice President/Marketing and Secretary

Daniel J. Bajuk              47        Executive Vice President

James A. Kennon              41        Vice President

Steven E. Manios             57        Vice President


Robert J. Aronno has been the Chairman of the Board of Directors since March 1993, the President and Chief Executive Officer since April 1985 and the Chief Financial Officer since April 1979. Mr. Aronno also served as the Company's Executive Vice President and Chief Operating Officer from May 1974 through April 1985 and as the Company's Treasurer from July 1972 through April 1985. From 1970 to May 1974, Mr. Aronno also served as the Company's Senior Vice President.

Robert J. Johnson has served as the Company's Vice President-Marketing since 1966 and Secretary since 1957.

Daniel J. Bajuk has been a Vice President of the Company since July 1985. Mr. Bajuk has worked for the Company since 1967 in various other capacities, including Manager of the Company's Optical Division.

James A. Kennon has been a Vice President of the Company since April 1990. Mr. Kennon previously worked for the Company as an Electronics Engineer and Manager of the Electronics Department from August 1976 to December 1982. Mr. Kennon was a full-time consultant to the Company from 1983 through 1987, at which time he again became a full-time employee of the Company.

Steven E. Manios has been a Vice President of the Company since April 1994 and an employee of the Company since May 19, 1993. For more than five years prior to May 19, 1993, Mr. Manios served as President, Chief Executive Officer, a Director and sole shareholder of Century.

There are no family relationships between any of the executive officers of the Company. There are no arrangements or understandings between any of the executive officers or any other person pursuant to which any of them is selected as an executive officer. The term of office of each executive officer will continue until his successor is elected and qualified or until he is removed in accordance with law or the Company's Bylaws.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Reference is hereby made to the material appearing under the caption "Section 16(a) Reporting Delinquences" set forth in the Company's 1996 Proxy Statement, which material is incorporated herein.

ITEM 10. EXECUTIVE COMPENSATION.

Reference is hereby made to the materials appearing under the captions "Board and Committee Meetings and Committee Functions" and "Management Compensation and Transactions-Executive Officers' Compensation" set forth in the Company's 1996 Proxy Statement, which materials are incorporated herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.

Reference is hereby made to the materials appearing under the captions
"Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" set forth in the Company's 1996 Proxy Statement, which materials are incorporated herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is hereby made to the material appearing under the caption "Management Compensation and Transactions-Other Transactions with Directors and Executive Officers" set forth in the Company's 1996 Proxy Statement, which material is incorporated herein.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      ATTACHED HERETO ARE THE FOLLOWING EXHIBITS(1):

3.1      Articles of Incorporation.(2)

3.2      Certificate of Amendment of Articles of Incorporation filed

         July 16, 1968.(2)

3.3      Certificate of Amendment of Articles of Incorporation filed
         June 16, 1988.(3)

3.4 Certificate of Amendment of Articles of Incorporation, filed April 30, 1989.(4)

3.5      Certificate of Ownership, filed August 20, 1990.(4)

3.6      Bylaws.(2)

3.7      Certificate of Adoption of Amendment to Bylaws, effective
         April 23, 1987.(3)

3.8      Certificate of Adoption of Amendment to Bylaws, effective
         April 28, 1988.(3)

3.9      Certificate of Adoption of Amendment to Bylaws, effective
         March 9, 1990.(5)

10.1 Adoption Agreement re Defined Benefit Pension Plan, dated December 19, 1985.(6)

10.2     1993 Incentive Stock Option Plan.(7)

10.3     Stock Redemption Agreement, dated March 19, 1993.(8)

10.4 Cooperative Research and Development Agreement, dated April 30, 1993, with Lawrence Livermore National Laboratory.

10.5     Stock Purchase Agreement, dated May 19, 1993.(9)

10.6 Standard Industrial/Commercial Single-Tenant Lease-Net and Addendum thereto, each dated May 19, 1993.(9)

10.7 Salary Continuation Agreement, dated December 12, 1986, with Mr. Daniel J. Bajuk.(10)

10.8 Real Estate Promissory Note and Deed of Trust and Assignment of Rents, each dated June 10, 1993, in favor of The Mechanics Bank of Richmond.(10)

10.9     Employment Agreement, dated June 28, 1995, with Mr.
         Robert J. Aronno.

10.10    Salary Continuation Agreement, dated June 28, 1995, with Mr.

         Robert J. Johnson.

10.11 PR Taylor Multiple Employer 401(k) Plan as Adopted by Tinsley Laboratories, Inc. effective as of July 1, 1995.

13.1 Annual Report to Shareholders for the Company's fiscal year.ended December 31, 1995 (to the extent that it is incorporated, either in whole or in part, into this Form 10-KSB).

21.1     List of Subsidiaries.(10)

23.1     Consent of Independent Auditors.
------------------------------------------------
(1). Required classification of exhibits which are not referred to herein have been eliminated because they are not applicable.

(2). Incorporated by reference from the Company's Form 10-K for its fiscal year ended December 28, 1980.

(3). Incorporated by reference from the Company's Form 10-K for its fiscal year ended December 25, 1988.

(4). Incorporated by reference from the Company's Form 10-K for its fiscal year ended December 23, 1990.

(5). Incorporated by reference from the Company's Form 10-K for its fiscal year ended December 24, 1989.

(6). Incorporated by reference from the Company's Form 10-K for its fiscal year ended December 28, 1986.

(7). Incorporated by reference from the Company's Proxy Statement utilized in connection with its 1993 Annual Meeting of Shareholders held April 28, 1993.

(8). Incorporated by reference from the Company's Form 10-KSB for its fiscal year ended December 27, 1992.

(9).  Incorporated by Reference from the Company's Form 8-K dated May 19, 1993.

(10). Incorporated by reference from the Company's Form 10-KSB for its Fiscal year ended December 26, 1993.

(b)   Reports on Form 8-K:
      None

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TINSLEY LABORATORIES, INC.


March 27, 1996               By: /s/ ROBERT J. ARRONO
                                 ----------------------------
                                   Robert J. Aronno, Chairman of the Board of
                                   Directors, President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                  CAPACITY                                DATE
---------                  --------                                ----
/s/ ROBERT J. ARRONO
------------------------   Chairman of the Board of Directors,       March 27, 1996
Robert J. Aronno           President, Chief Executive Officer,
                           Chief Financial Officer and Director
/s/ ROBERT J. JOHNSON
------------------------
Robert J. Johnson          Vice President-Marketing and Secretary    March 27, 1996


------------------------
Daniel J. Bajuk            Executive Vice President                  March 27, 1996

/s/ JAMES A. KENNON
------------------------
James A. Kennon            Vice President                            March 27, 1996

/s/ STEPHEN L. DAVENPORT
------------------------
Stephen L. Davenport       Director                                  March 29, 1996


------------------------
Daniel J. Duckhorn         Director                                  March 27, 1996


------------------------
Stephen E. Globus          Director                                  March 27, 1996

/s/ STEVEN E. MANIOS
------------------------
Steven E. Manios           Vice President and Director               March 29, 1996
