Form 10KSB/A
period 1995-12-31
TINSLEY LABORATORIES INC
filed 1996-04-25
CIK 98383

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-KSB/A

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

- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    CALIFORNIA                                   94-1049146
    ----------                                   ----------
STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                   IDENTIFICATION
                                                      No.)

              3900 LAKESIDE DRIVE, RICHMOND, CALIFORNIA 94806
- --------------------------------------------------------------------------------
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

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

 27      Financial Data Schedule

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TINSLEY LABORATORIES, INC.


April 24, 1996               By: /s/ ROBERT J. ARRONO
                                 ----------------------------
                                   Robert J. Aronno, Chairman of the Board of
                                   Directors, President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                  CAPACITY                                  DATE
- ---------                  --------                                  ----
/s/ ROBERT J. ARRONO
- ------------------------   Chairman of the Board of Directors,       April 24, 1996
Robert J. Aronno           President, Chief Executive Officer,
                           Chief Financial Officer and Director
/s/ ROBERT J. JOHNSON
- ------------------------
Robert J. Johnson          Vice President-Marketing and Secretary    April 24, 1996

/s/ DANIEL J. BAJUK
- ------------------------
Daniel J. Bajuk            Executive Vice President                  April 24, 1996

/s/ JAMES A. KENNON
- ------------------------
James A. Kennon            Vice President                            April 24, 1996

/s/ STEPHEN L. DAVENPORT
- ------------------------
Stephen L. Davenport       Director                                  April 24, 1996

/s/ DANIEL J. DUCKHORN
- ------------------------
Daniel J. Duckhorn         Director                                  April 24, 1996

/s/ STEPHEN E. GLOBUS
- ------------------------
Stephen E. Globus          Director                                  April 24, 1996

/s/ STEVEN E. MANIOS
- ------------------------
Steven E. Manios           Vice President and Director               April 24, 1996
