Form 10QSB
period 1996-03-31
TINSLEY LABORATORIES INC
filed 1996-05-14
CIK 98383

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         Form 10-QSB

    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ending                Commission File
     March 31, 1996                            Number   0-3063

                 TINSLEY LABORATORIES, INC.
____________________________________________________________
   (Exact name of registrant as specified in its charter)


   California                                   94-1049146
State or otherjurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization


       3900 Lakeside Drive, Richmond, California 94806
____________________________________________________________
    (Address of principal executive offices and zip code)


Registrant's telephone number, including area code (510)222-8110


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

 771,974 shares of Common Stock outstanding as of March 31, 1996.

Part 1.  Financial Information
Item 1.

TINSLEY LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

                                   Mar 31,          Dec 31,
                                    1996              1995
                                  --------          -------
ASSETS
Current Assets:
  Cash and short-term investments  $312,499          $560,692
  Accounts receivable             2,903,878         2,358,798
  Inventories                     2,088,322         1,864,988
  Prepaid expenses & other          585,300           443,873
                                 ----------         ---------
  Total current assets            5,889,999         5,228,351

Net property, plant & equipment   5,258,640         5,285,487
Other assets                        899,389           909,389
Net goodwill                      1,486,420         1,516,963
                                 ----------         ---------
                                $13,534,448       $12,940,190
                                ===========       ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade account payable            $652,299          $491,296
  Current income taxes              393,908           362,008
  Other accrued liabilities       1,944,364         1,727,688
                                  ---------         ---------
  Total current liabilities       2,990,571         2,580,992

Long-term debt, less
  current portion                   867,394           900,928
Long-term notes payable
   to related parties,
   less current portion             460,000           460,000
Deferred income taxes               369,230           369,230
Deferred compensation               313,827           312,102
Stockholders' Equity:
  Common stock at stated value      128,662           127,854
  Capital in excess of
    stated value                  1,369,747         1,343,880
  Retained earnings               7,162,857         6,973,044
  Minimum pension liability        (127,840)         (127,840)
                                  ----------        ----------
Total stockholders' equity        8,533,426         8,316,938
                                  ----------        ----------
                                $13,534,448       $12,940,190
                                ===========       ===========

TINSLEY LABORATORIES, INC.
Condensed Consolidated Statements of Income
(Unaudited)
                                       Three months ended
                                       ------------------
                                       Mar 31       Mar 26
                                        1996         1995
                                     ---------    ---------
Net sales                           $3,901,199   $2,936,137
Cost of goods sold                   2,672,264    2,009,542
Selling, administrative and
 research and development expenses     842,261      785,903
Amortization of intangible assets       55,543       55,543
                                    ----------   ----------
Income from operations                 331,131       85,149
Other (income) expense                 (38,300)     (42,880)
Interest expense                        32,718       41,504
                                    ----------   ----------
Income before taxes                    336,713       86,525
Provision for taxes on income          146,900       47,000
                                    ----------   ----------
Net income                            $189,813      $39,525
                                    ==========   ==========
Per share of common stock:
  Net income                             $0.25        $0.05
                                    ==========   ==========

Notes:
Per share data are based on 771,974 shares issued and outstanding in 1996 and 767,124 shares in 1995.

TINSLEY LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                       For the three months ended
                                       --------------------------
                                         Mar 31,          Mar 26,
                                          1996              1995
                                        ---------        --------
Cash flows from operating activities:
  Net income (loss)                     $189,813           $39,525
  Adjustments to reconcile net
   income to net cash provided
   (used) by operating activities:
  Depreciation & amortization            238,697           216,959
  Change in operating assets and
    liabilities                         (497,535)         (138,848)
                                        ---------         ---------
    Net cash provided by operating
     activities                          (69,025)          117,636

Cash flows from investing activities:
  Purchase of fixed assets              (156,307)         (110,594)
  Other                                  (15,000)          (16,000)
                                        ---------         ---------
     Net cash used in investing
      activities                        (171,307)         (126,594)

Cash flows from financing activities:
  Principal payments on long-term debt   (34,536)          (33,125)
  Other                                   26,675            28,050
                                        ---------         ---------
     Net cash provided by (used in)
      financing activities                (7,861)           (5,075)
                                        ---------         ---------
Net change in cash and cash
  equivalents                           (248,193)          (14,033)

Cash and cash equivalents at
  beginning of period                    560,692           893,241
                                        ---------         ---------
Cash and cash equivalents at
  end of period                         $312,499          $879,208
                                        =========         =========
Supplemental disclosure of cash
  flow information:
Cash paid for:
  Interest                               $25,719           $30,382
  Income taxes                          $115,000           $14,577

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 1996

Note:  1. Basis of Presentation

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

           The consolidated financial statements include the accounts of Tinsley Laboratories, Inc., and its wholly owned subsidiaries, Century Precision Industries, Inc. d/b/a Century Precision Optics ("Century") and Tinsley International, Inc., after elimination of intercompany transactions and balances.

Note: 2.  Inventories

            The components of inventory consist of the following:

                                           March 31,     December 31,
                                              1996           1995
                                           ---------      ---------
Raw materials                              $220,843        $230,271
Contracts in progress (net of cost of
progress billings of $556,000 at
March 31, 1996 and
$431,000 at December 31, 1995)            1,246,566         874,604
Finished goods                              620,913         760,113
                                         ----------        ---------
                                         $2,088,322      $1,864,988
                                         ==========      ===========

            MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF QUARTERLY FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Item 2.

Sales and earnings rose appreciably during the first quarter of 1996. Sales of $3,901,199 increased 33 percent over sales of $2,936,137 for the prior March quarter. First quarter net income of $189,813 or 25 cents a share improved significantly over earnings of $39,525 or five cents a share the year before.

The year began with a backlog of $8,885,000. First quarter bookings raised backlog to approximately $10,391,000 by the end of March, which compares to the $5,552,000 in backlog at the close of the first quarter of 1995.

At the company's Annual Meeting of Shareholders held at company headquarters, April 24, Tinsley's prospects and opportunities were discussed in the context of the precision optics industry and markets. It is the Company's conclusion that the opportunities are considerable, given the Company's advances in precision optics manufacturing technology.

Today Tinsley is in two distinct businesses. One is the Company's traditional Precision Optics business, Tinsley Manufacturing. The second is Film and Video Products, which the Company entered in May 1993, when the Company acquired Century Precision Optics of North Hollywood, California.

Century has been a strong contributor to Tinsley's sales and earnings. Over the past three years a number of new Century products have been introduced. The Company expects to introduce several more in 1996 and early 1997.

As for Tinsley, the Parent Company, the product mix is much more balanced between the commercial and military today. The Company is looking forward to further improvement in its business as the needs for high precision optics continue to grow.

At the Annual Shareholders Meeting, five Directors were elected to serve for the ensuing year: Robert J. Aronno, Steven L. Davenport, Daniel J. Duckhorn, Stephen E. Globus and Steven E. Manios.



Liquidity and Sources of Capital:

Cash used by operations was $69,025 for the three months ended March 31, 1996, compared to cash provided by operations of $117,636 in the three months ended March 26, 1995. The funds provided by net income plus depreciation and amortization for the period, were offset by changes in working capital accounts. Funds of $545,854 were used by accounts receivable which increased from the 1995 year end level. Inventories increased during the three months, utilizing funds of $223,334. Capital expenditures of $156,307 and principal payments on debt of $34,536 were paid from available cash during the three month period. The Company believes that funds generated from operations should be sufficient to meet normal cash flow requirements through the balance of 1996. The Company has a $1 million line of credit to draw upon for its short term needs.

Part II        Other Information

Item  4.    Submission  of Matters to  a  Vote  of  Security
Holders

          Reference is made to materials appearing with respect to election of the Board of Directors, set forth in the Company's definitive Proxy Statement filed in connection with the Company's 1996 Annual Meeting of Shareholders, held on April 24, 1996 which material is incorporated herein.

Item 6.   Exhibits and Reports on Form 8-K

          (b) No reports on Form 8-K were filed during the current period.


                         Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TINSLEY LABORATORIES, INC.


                              /s/ Robert J. Aronno
                              ____________________________
                              Robert J. Aronno
                              President and
                              Chief Executive Officer


May 13, 1996