Form 10QSB
period 1996-06-30
TINSLEY LABORATORIES INC
filed 1996-07-29
CIK 98383

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ending	     Commission File
June 30, 1996						                  Number   0-3063

               TINSLEY LABORATORIES, INC.
____________________________________________________________
(Exact name of registrant as specified in its charter)


California	  				                  		94-1049146
State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization


       3900 Lakeside Drive, Richmond, California 94806
_______________________________________________________________
(Address of principal executive offices and zip code)


Registrant's telephone number, including area code (510)222-8110


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

771,974 shares of Common Stock outstanding as of June 30, 1996.

Part 1.  Financial Information
Item 1.

TINSLEY LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)




                                    Jun 30,          Dec 31,
                                     1996             1995
                                    -------          -------
ASSETS
Current Assets:
  Cash and short-term investments   $188,215         $560,692
  Accounts receivable              3,016,334        2,358,798
  Inventories                      2,240,878        1,864,988
  Prepaid expenses & other           383,856          443,873
                                   ----------       ----------
  Total current assets             5,829,283        5,228,351

Net property, plant & equipment    6,171,104        5,285,487
Other assets                         989,389          909,387
Net goodwill                       1,455,877        1,516,963
                                   ----------       ----------
                                 $14,445,653      $12,940,188
                                 ============     ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade account payable             $726,162         $491,296
  Current income taxes               352,408          362,006
  Other accrued liabilities        1,861,476        1,727,688
                                   ----------       ----------
  Total current liabilities        2,940,046        2,580,990

Long-term debt, less
  current portion                  1,633,415          500,928
Long-term notes payable
   to related parties,
   less current portion              460,000          860,000
Deferred income taxes                369,230          369,231
Deferred compensation                314,277          312,102
Stockholders' Equity:
  Common stock at stated value       128,662          127,851
  Capital in excess of
    stated value                   1,369,747        1,343,883
  Retained earnings                7,358,116        6,973,043
  Minimum pension liability         (127,840)        (127,840)
                                   ----------       ----------
Total stockholders' equity         8,728,685        8,316,937
                                   ----------       ----------
                                 $14,445,653      $12,940,188
                                 ============     ============

TINSLEY LABORATORIES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

                          Three months ended   Six months ended
                          ------------------   -----------------
                          Jun 30,    Jun 25,   Jun 30,    Jun 25,
                           1996       1995      1996       1995
                         --------- ---------   --------- ---------
Net sales               $4,250,898 $3,345,290  $8,152,097 $6,281,427
Cost of goods sold       2,869,940  2,340,085   5,542,204  4,349,627
Selling, administrative
   and research and
   development expenses    949,025    749,762   1,791,286  1,535,665
Amortization of
   intangible assets        55,543     55,543     111,086    111,086
                        ----------  ---------  ---------- ----------
Income from operations     376,390    199,900     707,521    285,049
Other (income) expense     (26,856)    64,337     (65,156)    21,457
Interest expense            56,487     46,647      89,205     88,151
                        ----------  ---------  ----------  ---------
Income before taxes        346,759     88,916     683,472    175,441
Provision for taxes
    on income              151,500     47,500     298,400     94,500
                        ----------  ---------  ----------  ---------
Net income                $195,259    $41,416    $385,072    $80,941
                        ==========  =========  ==========  =========
Per share of common stock:
  Net income                 $0.25      $0.05       $0.50      $0.11
                         =========   ========    ========    =======

Notes:
Per share data are based on 771,974 shares issued and outstanding in 1996 and 767,124 shares in 1995.

TINSLEY LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                    For the six months ended
                                    ------------------------
                                     Jun 30,        Jun 25,
                                      1996            1995
                                    --------        -------
Cash flows from operating activities:
  Net income (loss)                 $385,072         $80,941
  Adjustments to reconcile net
   income to net cash provided
   (used) by operating activities:
  Depreciation & amortization        481,853         436,557
  Change in operating assets and
    liabilities                     (755,848)        (71,047)
                                    ---------       ---------
    Net cash provided by operating
     activities                      111,077         446,451

Cash flows from investing activities:
  Purchase of fixed assets        (1,256,384)       (291,098)
  Other                              (30,000)        (28,500)
                                   ----------       ---------
     Net cash used in investing
      activities                  (1,286,384)       (319,598)

Cash flows from financing activities:
  Proceeds from borrowing
        arrangements               1,250,000               0
  Principal payments on
        long-term debt              (473,845)       (470,470)
  Other                               26,675          28,050
                                    ---------       ---------
     Net cash provided by (used in)
      financing activities           802,830        (442,420)
                                    ---------       ---------
Net change in cash and cash
  equivalents                       (372,477)       (315,567)

Cash and cash equivalents at
  beginning of period                560,692         893,241
                                    ----------      ---------
Cash and cash equivalents at
  end of period                     $188,215        $577,674
                                    =========       =========

Supplemental disclosure of cash
  flow information:
Cash paid for:
  Interest                           $99,873        $110,147
  Income taxes                      $201,000        $180,000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 1996

Note:  1.	Basis of Presentation

		The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December
31, 1995.

		The consolidated financial statements include the accounts of Tinsley Laboratories, Inc., and its wholly owned subsidiaries, Century Precision Industries, Inc. d/b/a Century Precision Optics ("Century") and Tinsley International, Inc., after elimination of intercompany transactions and balances.

Note: 2.	Inventories

		The components of inventory consist of the following:

                                   June 30,          December 31,
                                     1996                1995
                                  ----------         ------------
Raw materials                      $217,625           $230,271
Contracts in progress (net of
 cost of progress billings of
 $643,000 at October 1, 1995
 and $431,000 at
 December 31, 1995)               1,267,912            874,604
Finished goods                      755,341            760,113
                                  ----------          ----------
                                 $2,240,878         $1,864,988
                                 ===========        ===========

             MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF QUARTERLY FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Item 2.

The positive trend in the company's operating results we reported for the first quarter continued through the first half, with further gains in sales, net income and backlog.

Thus sales for the first six months advanced to $8,152,097, rising 30 percent over first half sales last year of $6,281,427. Our net income of $385,072 or 50 cents a share improved significantly over the $80,941 or 11 cents a share we earned a year ago.

Sales for the June quarter increased to $4,250,898, up 27 percent from last year's sales for the June quarter of $3,345,290. Second quarter net income was appreciably higher: $195,259 or 25 cents a share compared to $41,416 or five cents a share a year ago.

Our level of business was generally higher in the first half, raising backlog to approximately $11,025,000 by the end of June. At the start of the year backlog was approximately $8,885,000 and $6,907,000 at the end of June, 1995.

Liquidity and Sources of Capital:

Cash of $111,077 was provided by operating activities during the six months ended June 30, 1996, compared to $446,451 in the similar period ended June 25, 1995. Funds provided by net income plus depreciation and amortization amounted to $866,925, but was offset $755,848 due to changes in operating assets and liabilities. Most notably accounts receivable increased $665,385 and inventories increased $375,890 from their 1995 year end balances.

The Company made capital acquisitions totaling $1,256,384 during the first six months of 1996, of which $910,000 was used for the purchase of the building adjacent to our Richmond facility.

The Company financed part of this purchase with a note payable to the former owner of the property in the amount of $750,000. This note requires interest only payments each month for two years, at which time the principal become due.

The Company drew down $500,000 against its $1 million line of credit during the six months. Principal payments against debt agreements totaled $473,845.

The Company expects that funds generated from operations and available through established borrowing agreements should be sufficient to meet normal cash flow requirements through the balance of 1996.

Part II		Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

	Reference is made to materials appearing with respect to election of the Board of Directors, set forth in the Company's definitive Proxy Statement filed in connection with the Company's 1995 Annual Meeting of Shareholders, held on
April 26, 1995 which material is incorporated herein.

Item 6.	Exhibits and Reports on Form 8-K

	(b)	No reports on Form 8-K were filed during the current
period.


                   Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						TINSLEY LABORATORIES, INC.



						____________________________
						Robert J. Aronno
						President and
						Chief Executive Officer


July 25, 1996