Form 10QSB
period 1996-09-29
TINSLEY LABORATORIES INC
filed 1996-11-15
CIK 98383

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549

                   Form 10-QSB

   Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ending			        Commission File
      September 29, 1996					             Number   0-3063

               TINSLEY LABORATORIES, INC.
____________________________________________________________
   (Exact name of registrant as specified in its charter)


       California	  					                     	94-1049146
 State or other jurisdiction of					  (I.R.S. Employer Identification No.)
 incorporation or organization


        3900 Lakeside Drive, Richmond, California 94806
_______________________________________________________________
     (Address of principal executive offices and zip code)


  Registrant's telephone number, including area code (510)222-8110


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

  1,543,948 shares of Common Stock outstanding as of September 29, 1996.

Part 1.  Financial Information
Item 1.

TINSLEY LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)


                                    Sep 29,              Dec 31,
                                     1996                 1995
                                   ---------            ---------
ASSETS
Current Assets:
  Cash and short-term investments  $475,772             $560,692
  Accounts receivable             3,503,868            2,358,798
  Inventories                     1,919,624            1,864,988
  Prepaid expenses & other          425,217              443,873
                                  ----------           ----------
  Total current assets            6,324,481            5,228,351

Net property, plant & equipment   6,301,528            5,285,487
Other assets                        979,389              909,387
Net goodwill                      1,425,334            1,516,963
                                  ----------           ----------
                                $15,030,732          $12,940,188
                                 ===========         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade account payable            $862,499             $491,296
  Current income taxes              564,108              362,006
  Other accrued liabilities       1,837,226            1,727,688
                                 -----------          -----------
  Total current liabilities       3,263,833            2,580,990

Long-term debt                    1,598,429              500,928

Long-term notes payable
   to related parties               460,000              860,000

Deferred income taxes               369,230              369,231

Deferred compensation               315,027              312,102

Stockholders' Equity:
 Common stock at stated value       128,662              127,851
 Capital in excess of stated value1,369,747            1,343,883
 Retained earnings                7,653,644            6,973,043
 Minimum pension liability         (127,840)            (127,840)
                                  ----------           ----------
Total stockholders' equity        9,024,213            8,316,937
                                  ----------           ----------
                                $15,030,732          $12,940,188
                                ===========          ===========


TINSLEY LABORATORIES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

                            Three months ended      Nine months ended
                           --------------------    -------------------
                            Sep 29,      Oct 1,     Sep 29,     Oct 1,
                             1996         1995       1996        1995
                           --------     -------    --------    --------
Net sales                 $4,918,550   $3,558,842  $13,070,647 $9,840,269
Cost of goods sold         3,468,239    2,481,686    9,010,443  6,831,313
Selling, administrative
 and research and
 development expenses        785,159      855,009    2,576,445  2,390,674

Amortization of
 intangible assets            55,543       55,543      166,629    166,629
                          ----------   ----------   ----------  ---------
Income from operations       609,609      166,604    1,317,130    451,653

Other (income) expense        27,534      (40,492)     (37,622)   (19,035)
Interest expense              68,847       45,504      158,052    133,655
                          ----------   ----------    ---------  ---------
Income before taxes          513,228      161,592    1,196,700    337,033

Provision for
 taxes on income             217,700       77,400      516,100    171,900
                          ----------   ----------    ---------  ---------
Net income                  $295,528      $84,192     $680,600   $165,133
                          ==========   ==========    =========  =========
Per share of common stock:
  Net income                   $0.19        $0.05        $0.44      $0.11
                          ==========   ==========    =========  =========

Notes:
Per share data are based on 1,543,948 shares issued and outstanding in 1996 and 1,534,248 shares in 1995, after adjustment for a 2 for 1 stock split.

TINSLEY LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                For the nine months ended
                                --------------------------
                                 Sep 29,          Oct 1,
                                  1996             1995
                                ----------       ----------
Cash flows from operating activities:
  Net income (loss)             $680,600         $165,133

  Adjustments to reconcile net
   income to net cash provided
   (used) by operating activities:

  Depreciation & amortization    743,140          688,122
  Change in operating assets and
    liabilities                 (637,904)         (55,517)
                                ---------        ----------
    Net cash provided by operating
     activities                  785,836          797,738

Cash flows from investing activities:
  Purchase of fixed assets    (1,592,552)        (790,410)
  Other                          (45,000)         (43,500)
                               ----------        ----------
     Net cash used in investing
      activities              (1,637,552)        (833,910)

Cash flows from financing activities:
  Proceeds from borrowing
    arrangements               1,250,000              --
  Principal payments
    on long-term debt           (509,879)        (511,940)
  Other                           26,675           28,050
                               ----------       -----------
     Net cash provided by (used in)
      financing activities       766,796         (483,890)
                               ----------       -----------
Net change in cash and cash
  equivalents                    (84,920)        (520,062)

Cash and cash equivalents at
  beginning of period            560,692          893,241
                               ----------       ----------
Cash and cash equivalents at
  end of period                 $475,772         $373,179
                               ==========       ===========
--------------------------------------------------------------------
Supplemental disclosure of cash
  flow information:
Cash paid for:
  Interest                      $172,006         $151,987
  Income taxes                  $354,000         $219,546
--------------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 29, 1996

Note:  1.	Basis of Presentation

		The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 29, 1996 are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

		The consolidated financial statements include the accounts of Tinsley Laboratories, Inc., and its wholly owned subsidiaries, Century Precision Industries, Inc. d/b/a Century Precision Optics ("Century") and Tinsley International, Inc., after elimination of intercompany transactions and balances.

Note: 2.	Inventories

		The components of inventory consist of the following:

                              September 29,        December 31,
                                  1996                 1995
                              ------------         -------------
Raw materials                   $196,236             $230,271
Contracts in progress (net of
 cost of progress billings of
 $500,000 at September 29,
 1996 and $431,000 at
 December 31, 1995)            1,114,991              874,604
Finished goods                   608,397              760,113
                              -----------           ----------
                              $1,919,624           $1,864,988
                              ===========          ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF QUARTERLY FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2.

During our first nine months of 1996 we continued to maintain our improvement in operating results compared to the prior year. We experienced a strong September quarter, sales reaching $4,918,550, or 38 percent above sales for the same period a year ago of $3,558,842.

Third quarter net income of $295,528 or 19 cents a share was substantially ahead of the $84,192 or 5 cents a share we reported for the September quarter a year ago.

Taking the year to date as a whole, sales for the first three quarters advanced to $13,070,647, which represents a 33 percent increase over our nine month sales last year of $9,840,269. Net income for the first three quarters amounted to $680,600 or 44 cents a share, against $165,133 or 11 cents a share earned last year.

During the second quarter the Board of Directors declared a 2-for-1 stock split applicable to our 771,994 shares of common stock then outstanding. The record date for the stock split was August 15, 1996. Per share data has been adjusted to reflect the effect of the 2-for-1 split.

We have continued to experience a strong backlog throughout the year, backlog amounted to approximately $10,380,000 as of September 29, 1996, as compared to a backlog of approximately $8,885,000 at the beginning of the year, and $6,277,000 at this time a year ago. Our backlog provides grounds for an encouraging outlook for the balance of the year.

The Company was recently selected as a participant in the high precision optics Joint Sponsored Research Agreement (JSRA) bringing together a national team of four industry and government organizations designed to provide significant advancements for the semiconductor industry.

The leading funding participant, SEMATECH, Inc., a consortium of U.S. semiconductor companies, was established in 1987 to help counter the sharp drop in the United States share of the microlithography market through strategic investments in advanced technologies.

The other participants are NASA's Goddard Space Flight Center of
Greenbelt, Maryland and Silicon Valley Group Lithography Systems of Wilton, Connecticut.

Precision Optics are central to the technology of microlithography which is used to etch the semiconductor chips essential to computer manufacturing. Tinsley is an international leader in ultra precision optics and produced the new, very-precise optics for the Hubble Space
Telescope.

The Company will benefit from the JSRA by using expertise and funding from the partnership to develop newer, ultra precision, optical manufacturing technologies to produce breakthroughs in quality and volume.

It is anticipated that the collaboration of the JSRA partners will aid in the development of new microlithography equipment that will produce denser and faster semiconductors assisting the semiconductor industry to maintain its leadership in the microchip industry.

Daniel J. Duckhorn, who has been a Director of Tinsley since 1971, is resigning from the Board of Directors in order to devote more time to the St. Helena Wine Company in St. Helena, California of which he is President. We have very much valued his advice and contributions as a Board
Member over the past 25 years that he has served as a Director.

Liquidity and Sources of Capital:

Cash of $785,836 was provided by operating activities during the nine months ended September 29, 1996, compared to $797,738 in the similar period ended October 1, 1995. Funds provided by net income plus depreciation and amortization amounted to $1,423,740, but was offset $637,904 due to changes in operating assets and liabilities. Most notably accounts receivable increased $1,131,163 from their 1995 year end balance.

The Company made capital acquisitions totaling $1,592,552 during the first nine months of 1996, of which $910,000 was used for the purchase of the building adjacent to our Richmond facility.

The Company financed part of this purchase with a note payable to the former owner of the property in the amount of $750,000. This note requires interest only payments each month for two years, at which time the principal become due.

The Company drew down $500,000 against its $1 million line of credit during the nine months. Principal payments against debt agreements totaled $509,879.

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


November 14, 1996