Form 10KSB40
period 1996-12-31
TINSLEY LABORATORIES INC
filed 1997-03-31
CIK 98383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[x]                    Annual Report Pursuant to Section 13 or 15 (d) of
                              the Securities Exchange Act of 1934

For the fiscal year ended December 29, 1996.

[  ]      Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

For the transition period from ________________ to _________________

Commission File Number 0-3063

                           TINSLEY LABORATORIES, INC.
 ------------------------------------------------------------------------------
               (Exact name of issuer as specified in its charter)

           California                                   94-1049146
           ----------                                   ----------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)

                 3900 Lakeside Drive, Richmond, California 94806
        ----------------------------------------------------------------
              (Address of principal executive offices and zip code)

Issuer's telephone number   (510)222-8110
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
                         -------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent year.

                                   $17,408,410

State the aggregate value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

         $14,064,529 (computed on the basis of $9.0625 per share, which was the last reported sales price on the over-the-counter market as reported by the National Association of Securities Dealers, Inc. for March 7, 1997.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                    1,555,548


                       DOCUMENTS INCORPORATED BY REFERENCE
Annual Report to  Shareholders  for fiscal year ended  December 29, 1996 (the                      Part II
"1996 Annual Report")

Proxy Statement for 1997 Annual Meeting of Shareholders to be held on April                        Part III
23,  1997,  to be filed  pursuant to Section  14(a) of the Exchange Act (the
"1997 Proxy Statement")

Transitional Small Business Disclosure Format:   Yes    No  X
                                                    ---    ---

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

In late 1996, the Company and a consortium of three other governmental and private industrial organizations, including NASA's Goddard Space Flight Center, SEMATECH, Inc. and Silicon Valley Group Lithography, entered into a Joint Sponsored Research Agreement ("JSRA") relating to the development of ultra-precision optics manufacturing and systems technologies for NASA's future exploration of space and for application in the United States semiconductor industry.

The JSRA consortium is being coordinated and largely funded by SEMATECH, Inc. The Company anticipates that the research and development undertaken as a result of the JSRA will enable the Company to develop and demonstrate its ability to produce high-precision optical components which will be needed by the

United States semiconductor industry to produce ever faster computer chips during the next century.

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


Recent Sales  and Income Trends

The Company's fiscal 1996 net sales of $17,408,410 was approximately 32.8% higher than fiscal 1995 net sales of $13,109,144 and approximately 34% higher than its fiscal 1994 net sales of $12,968,892. Net income of $933,478, or 56 cents a share, for fiscal 1996 was significantly higher than fiscal 1995 earnings of $268,385, or 18 cents a share, and fiscal 1994 earnings of $345,785, or 23 cents a share.


Government Sales

Sales to agencies of the U.S. Government by the Company are made primarily through subcontracts with prime contractors. In fiscal 1996, such sales by the Company were approximately $5,405,000 compared to approximately $3,901,000 in fiscal 1995 and $5,819,000 in fiscal 1994.


Marketing

The Company's  domestic sales and certain foreign sales are handled  directly by
its  in-house  sales  staff.  The  Company's   domestic   customers  are  widely
distributed throughout the U.S. market.


Major Customers

Due to the highly specialized nature of the Company's business, a few customers have historically accounted for an important percentage of its sales. These major customers vary from year to year. In fiscal 1996, sales to five domestic customers (three in 1995 and four in 1994), none of which has any other material relationship with the Company, totaled approximately $4,717,000 ($3,111,000 and $4,041,000 in fiscal 1995 and fiscal 1994, respectively).


Foreign Sales

The Company's revenues from sales to government or non-government customers outside the United States in fiscal 1996 amounted to approximately 18% of total revenues as compared to approximately 19% in fiscal 1995 and 17% in fiscal 1994.

International sales during the last fiscal three years were as follows:

                                         1996            1995            1994
     Europe                           $1,622,937      $1,375,361        $914,004
     Asia                              1,138,740         781,690         478,915
     Canada & Mexico                     194,167         165,632         563,037
     South Pacific                        26,628          41,223         140,960
     Latin & South America                58,032          58,971          47,245
     Other                                13,372          18,314          53,632
                                      ----------      ----------      ----------
                                      $3,053,876      $2,441,191      $2,197,793
                                      ==========      ==========      ==========

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


Backlog

The Company's  backlog at the end of fiscal 1996 was  approximately  $10,300,000 which was an increase of 16% over the Company's backlog of approximately $8,885,000 at the end of fiscal 1995 and approximately 157% above the Company's backlog of approximately $4,002,000 at the end of fiscal 1994. Because of variations in the magnitude and duration of orders received by the Company, and because the Company's contracts may be canceled or rescheduled by the customer without significant penalty, the Company's backlog at any particular date may not be a meaningful indicator of future financial results.


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


Research and Development

The Company's research and development expenditures decreased slightly in fiscal 1996 to approximately $349,000 from approximately $355,000 expended in fiscal 1995. In fiscal 1994, the Company expended approximately $383,000 for research and development. The Company's research and development program is dedicated to improvement of its design capability, aspheric process technology and computer controlled equipment. The Company has also continued to spend product development funds to expand Century's product lines.


Employees

The Company employed 113 people on a full-time basis at the end of fiscal 1996, as compared to 104 full-time people at the end of fiscal 1995 and 92 full-time people at the end of fiscal 1994. None of the Company's employees is represented by a labor organization. The Company considers its relations with its employees to be satisfactory. The Company does not generally employ part-time employees; however, the Company does utilize the services of consultants from time to time on either a full-time or part-time basis in connection with the fulfillment of certain of its major subcontracts.


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

The Company's headquarters are presently encumbered by a deed of trust securing a $1,267,010 loan made to the Company by The Mechanics Bank of Richmond in connection with the Company's acquisition of Century. As of the end of its 1996 fiscal year, the Company owed approximately $795,000 on such loan. Such loan bears interest at the rate of 8.5% per annum and provides for payments of principal and interest at the rate of $17,715 per month until July 15, 2000 when the entire remaining principal balance becomes due and payable.

To satisfy its need for additional facilities due to its growth, the Company purchased a 5,952 square foot office and research and development facility located on approximately two acres of land adjacent to the Company's headquarters in 1996. As part of the terms of this purchase, the Company issued a $750,000 promissory note secured by the property to the previous owner. Such secured promissory note bears interest, payable monthly, at 8% per annum on unpaid principal and the principal amount is due and payable on April 1, 1998.

Century's operations are presently conducted out of an approximately 12,000 square foot facility located in North Hollywood, California. Such facility is leased by Century from Mr. Steven E. Manios, a Vice President and a Director of the Company, and his spouse pursuant to a lease agreement for base rent currently equal to approximately $113,000 per annum on a month-to month-basis.

To satisfy its need for additional facilities due to its anticipated growth, Century recently entered into a lease agreement for a new facility located in North Hollywood, California. Century expects to move from its present facility into this new, larger building early in April or May of 1997. The new facility is approximately 21,300 square feet. The lease agreement requires base rent of approximately $241,000 in 1997 and increases to approximately $282,000 for fiscal 1998, 1999, and 2000. The base rent increases again in 2001 to approximately $312,000 per year to the end of the initial term of the lease in February 2004.


Item 3.  LEGAL PROCEEDINGS.

Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Reference is hereby made to the material appearing under the caption "Stock Prices and Dividends" set forth in the Company's 1996 Annual Report, which material is incorporated herein.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Reference is hereby made to the material appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's 1996 Annual Report, which material is incorporated herein.


Item 7.  FINANCIAL STATEMENTS.

Reference is hereby made to the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Auditors set forth in the Company's 1996 Annual Report, which items are incorporated herein.


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a)
         OF EXCHANGE ACT.

Directors

Reference  is  hereby  made  to  the  materials   appearing  under  the  caption
"Information About Nominees for Director" set forth in the Company's 1997 Proxy Statement, which materials are incorporated herein.

Executive Officers

The following table sets forth the names, ages and positions held by each of the executive officers of the Company as of the date hereof:

               NAME                    AGE                              POSITIONS
               ----                    ---                              ----------
Robert J. Aronno                        62      Chairman  of the  Board of  Directors,  President,  Chief
                                                Executive Officer and Chief Financial Officer

Daniel J. Bajuk                         48      Executive Vice President

Robert J. Johnson                       66      Vice President-Marketing and Secretary

James A. Kennon                         42      Vice President

Steven E. Manios                        58      Vice President


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


Item 10. EXECUTIVE  COMPENSATION.

Reference is hereby made to the materials appearing under the captions "Board and Committee Meetings and Committee Functions" and "Management Compensation and Transactions-Executive Officers' Compensation" set forth in the Company's 1997 Proxy Statement, which materials are incorporated herein.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.

Reference is hereby made to the materials appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" set forth in the Company's 1997 Proxy Statement, which materials are incorporated herein.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is hereby made to the material appearing under the caption "Management Compensation and Transactions-Other Transactions with Directors and Executive Officers" set forth in the Company's 1997 Proxy Statement, which material is incorporated herein.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)               Attached hereto are the following Exhibits1:

3.1               Articles of Incorporation.2

3.2               Certificate of Amendment of Articles of Incorporation filed
                  July 16, 1968.2

3.3               Certificate of Amendment of Articles of Incorporation filed
                  June 16, 1988.3

3.4               Certificate of Amendment of Articles of Incorporation, filed
                  April 30, 1989.4

3.5               Certificate of Ownership, filed August 20, 1990.4

3.6               Certificate of Amendment of Articles of Incorporation filed
                  August 15, 1996.

3.7               Bylaws.2

3.8               Certificate of Adoption of Amendment to Bylaws, effective
                  April 23, 1987.3

3.9               Certificate of Adoption of Amendment to Bylaws, effective
                  April 28, 1988.3

3.10              Certificate of Adoption of Amendment to Bylaws, effective
                  March 9, 1990.5

10.1              Adoption Agreement re Defined Benefit Pension Plan, dated
                  December 19, 1985.6

10.2              1993 Incentive Stock Option Plan.7

10.3              Stock Redemption Agreement, dated March 19, 1993.8

10.4              Cooperative Research and Development Agreement, dated April
                   30, 1993,  with Lawrence  Livermore National Laboratory. 9

10.5              Stock Purchase Agreement, dated May 19, 1993.10

10.6 Standard Industrial/Commercial Single-Tenant Lease-Net and Addendum thereto, each dated May 19, 1993.10

10.7 Salary Continuation Agreement, dated December 12, 1986, with Mr. Daniel J. Bajuk.11

10.8 Real Estate Promissory Note and Deed of Trust and Assignment of Rents, each dated June 10, 1993, in favor of The Mechanics Bank of Richmond.11

10.9              Employment Agreement, dated June 28, 1995, with Mr. Robert J.
                  Aronno. 9

10.10             Salary Continuation Agreement, dated June 28, 1995, with Mr.
                  Robert J. Johnson. 9

10.11 PR Taylor Multiple Employer 401(k) Plan as Adopted by Tinsley Laboratories, Inc. effective as of July 1, 1995. 9

10.12 Note secured by Deed of Trust. dated March 11, 1996, in favor of Mikuni American Corporation.

13.1 Annual Report to Shareholders for the Company's fiscal year ended December 29, 1996 (to the extent that it is incorporated, either in whole or in part, into this Form 10-KSB).

21.1              List of Subsidiaries.11

23.1              Consent of Independent Auditors.
------------------------------------------
1. Required classification of exhibits which are not referred to herein have been eliminated because they are not applicable.

2. Incorporated by reference from the Company's Form 10-K for its fiscal year ended December 28, 1980.

3. Incorporated by reference from the Company's Form 10-K for its fiscal year ended December 25, 1988.

4. Incorporated by reference from the Company's Form 10-K for its fiscal year ended December 23, 1990.

5. Incorporated by reference from the Company's Form 10-K for its fiscal year ended December 24, 1989.

6. Incorporated by reference from the Company's Form 10-K for its fiscal year ended December 28, 1986.

7. Incorporated by reference from the Company's Proxy Statement utilized in connection with its 1993 Annual Meeting of Shareholders held April 28, 1993.

8. Incorporated by reference from the Company's Form 10-KSB for its fiscal year ended December 27, 1992.

9. Incorporated by reference from the Company's Form 10-KSB for its fiscal year ended December 31, 1995.

10.      Incorporated  by reference  from the  Company's  Form 8-K dated May 19,
         1993.

11. Incorporated by reference from the Company's Form 10-KSB for its fiscal year ended December 26, 1993.

(b)      Reports on Form 8-K:
         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TINSLEY LABORATORIES, INC.


March 31, 1997                            By:____________________________
                                              Robert J. Aronno, Chairman of
                                              the Board of Directors, President,
                                              Chief Executive Officer and Chief
                                              Financial Officer

In accordance with the Exchange Act,, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                 Capacity                                       Date
---------                                 --------                                       -----
___________________                       Chairman  of the  Board  of  Directors,        March ___, 1997
Robert J. Aronno                          President,   Chief  Executive  Officer,
                                          Chief Financial Officer and Director

___________________                       Vice President-Marketing and Secretary         March ___, 1997
Robert J. Johnson

___________________                       Executive Vice President                       March ___, 1997
Daniel J. Bajuk

___________________                       Vice President                                 March ___, 1997
James A. Kennon

___________________                       Controller                                     March ___, 1997
Bruce W. Layne

___________________                       Director                                       March ___, 1997
Stephen L. Davenport

___________________                       Director                                       March ___, 1997
Stephen E. Globus

___________________                       Vice President and Director                    March ___, 1997
Steven E. Manios

                              State of California

                              [State SEAL logo here]
                                                                   A480037

                               SECRETARY OF STATE

                              CORPORATION DIVISION



     I. BILL JONES. Secretary of State of the State of California, hereby certify:

     That the annexted transcript has been compared with the corporate record on file in this office, of which it purports to be a copy, and that same is full, true and correct.


                                        IN  WITNESS  WHEREOF,   I  execute  this
                                        certificate and affix the Great Seal of the State of California this


                                                    Aug 15, 1996
                                        ----------------------------------------

[SEAL]                                            /s/   Bill Jones
                                                  Secretary of State

                                        A480037

                                                    ENDORSED - FILED
                                         In the office of the Secretary of State
                                                of the State of California

                                                      AUG  15, 1996

                                                BILL JONES, Secretary of State




                          CERTIFICATE OF AMENDMENT OF
                           ARTICLES OF INCORPORATION


     ROBERT J. ARONNO and ROBERT J. JOHNSON certify that:

     1.  They  are  the  President  and  Secretary,   respectively,  of  Tinsley
Laboratories, Inc., a California corporation.

     2. Article IV of the Articles of Incorporation of the corporation is amended to read in its entirety as follows:

                                      "IV

          This corporation is authorized to issue two classes of shares designated, respectively, as Common Stock and Preferred Stock. The authorized number of shares of Common Stock is 6,000,000 and the authorized number of shares of Preferred Stock is 500,000. All shares of Common Stock and all shares Preferred Stock shall be without par value. Upon the amendment of this Article IV to read as hereinabove set forth, each outstanding share of Common Stock of this corporation is divided into two shares of such Common Stock.

          The Preferred Stock may be issued from time to time in one or more series. The Board of Directors of this corporation is authorized to fix the number of shares of any series of Preferred Stock and to determine the designation of such series. The Board of Directors of this corporation is also authorized to determine or alter the rights, preference, privileges and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock and, within the limits and restriction stated in any resolution or resolutions of the Board of Directors of this corporation originally fixing the number of shares constituting any such series, to increase or decrease (but not below the number of shares of that series then outstanding) the number of shares of any such series subsequent to the issue of shares of the series."

     3. The foregoing Amendment of Articles of Incorporation has been duly approved by the Board of Directors of the corporation.

     4. The foregoing Amendment of Articles of Incorporation is one that may be approved by the corporation's Board of Directors alone in accordance with the provisions of Section 902(c) of the Corporations Code since the corporation has 771,974 shares of Common Stock outstanding and no shares of Preferred Stock outstanding and since the increase in the authorized number of shares of Common Stock is in proportion to the two-for-one stock split effected hereby with respect to outstanding shares of the Corporation's Common Stock.

     We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this certificate are true and correct and of our own knowledge.


Dated: August 1, 1996


                                             /s/ Robert J. Aronno
                                             -----------------------------------
                                             Robert J. Aronno, President

                                             /s/ Robert J. Johnson
                                             -----------------------------------
                                             Robert J. Johnson, Secretary

DO NOT DESTROY THIS NOTE: When paid, this note, with Deed of Trust securing same, must be surrendered to Trustee for cancellation before reconveyance will be made.

--------------------------------------------------------------------------------

                         NOTE SECURED BY DEED OF TRUST
                                (STRAIGHT NOTE)

$750,000.00 OAKLAND, California March 11, 1996 ON OR BEFORE APRIL 1, 1998, after date, for value received I/we promise to pay to MIKUNI AMERICAN CORPORATION, A CALIFORNIA CORPORATION or order, at 8910 Mikuni Avenue, Northbridge, CA 91324, the sum of SEVEN HUNDRED FIFTY THOUSAND AND 00/100 DOLLARS, with interest from April 1, 1996 until paid, at the rate of 8.000 precent per annum, payable in interest only monthly installments of $5,000.00 or more beginning May 1, 1996, and continuing monthly thereafter until April 1, 1998, at which time the principal balance and any interest owing shall become due and payable.

If the Trustor shall sell, convey, transfer, dispose of or encumber the real property described in the deed of trust securing this note or any part of it without first obtaining the written consent of the holder of this note, then the holder may declare all obligations secured by this note to be due and payable. Holder's consent to one transaction of this type will not constitute a waiver of the holder's right to require consent to future or successive transaction.

Trustor agrees to pay a late charge to the holder of this note for any installment of principal or interest, or both, due under this note and not received by such holder on or before the tenth calendar day following the date the same is due. The amount of the late charge shall be five percent (5%) of the installment due. This late charge is a fair and reasonable sum that takes into consideration all of the circumstances existing on the date of this note and is a fair and reasonable estimate of the costs and expenses that will be incurred by the holder by reason of our failure to make timely payment. The parties to this note agree that it would be impracticab;e or extremely difficult to fix the actual damages resulting to the holder from our failure to make timely payments.


Should default be made in payment of principal or interest, the whole sum of principal and interst shall, at the option of the holder of this note, become immediately due. Principal and interest payable in lawful money of the United States. If action be instituted on this note, the undersigned promise(s) to pay such sum as the Court may adjudge as attorney's fees. This note is secured by a DEED OF TRUST to CHICAGO TITLE COMPANY, a California corporation, as Trustee.


----------------------------------       ---------------------------------------
TINSLEY LABORATORIES, INC.

----------------------------------       ---------------------------------------
BY:

     ????????????????
----------------------------------       ---------------------------------------

     ?????????????????
----------------------------------       ---------------------------------------


--------------------------------------------------------------------------------
                             THIS FORM FURNISHED BY
                             CHICAGO TITLE COMPANY
                            DO NOT DESTROY THIS NOTE

                           Tinsley Laboratories, Inc.
                                Annual Report and
             Consolidated Financial Statements For the fiscal years
                  ended December 29, 1996 and December 31, 1995
                        With Independent Auditor's report

To Our Shareholders:

The Company's operating results improved markedly in 1996. Sales increased to $17,408,410, in 1996, an increase of 33 percent over sales for the previous year of $13,109,144.

Net income for 1996 was $933,478 or 56 cents a share, which was more than double net income of $268,385 or 18 cents a share for the prior year. Per share earnings reflect the 2-for-1 stock split declared by the Board of Directors in the third quarter of 1996.

Fourth quarter sales in 1996 of $4,337,763 exceeded those for the comparable quarter in the previous year of $3,268,875 but were below our sales for the third quarter of 1996 of $4,918,550. Fourth quarter earnings in 1996 of $252,878, or 12 cents a share, while better than the comparable quarter of the prior year, were below our third quarter of 1996 net income of $295,528, or 19 cents a share.

The favorable trend in our non-defense related lines, as we have previously reported, was sustained in 1996. This was evident not only in our traditional precision optics business but also in film and video products, the market we entered in May, 1993 with our acquisition of Century Precision Optics. Since the acquisition we have introduced a number of new Century products, several during the past two years, and expect to introduce others in the year ahead.

With our strong position in precision optics and growing film and video business, we have maintained a strong backlog of orders. We began 1996 with a consolidated backlog of $8,885,000 and closed the year with a backlog of $10,300,000.

One promising development for the growth of our precision optics business is Tinsley's participation in the High Precision Optics Joint Sponsored Research Agreement ("JSRA"). JSRA brings together a national team of four government and industry organizations whose objective is to provide significant technological advancement for the U.S. semiconductor industry.

The consortium is coordinated by SEMATECH, Inc. of Austin, Texas, which is the leading participant for funding the program. The other participants include NASA's Goddard Space Flight Center of Greenbelt, Maryland and SVG Lithography Systems, Inc. of Wilton, Connecticut. We anticipate that through sponsorship of the JSRA, Tinsley will develop and demonstrate the production of ultra-precision optical components. This is an enabling technology needed to produce faster computer chips in the 21st Century.

We have had a long association with Lawrence Livermore National Laboratory ("LLNL"), providing precision optics for its continuing experiments with laser fusion. The U.S. Department of Energy has selected LLNL to build and operate a $1.2 billion super laser project, the National Ignition Facility ("NIF"), whose goal is to produce a quantum improvement in fusion technology.

The initial phase of the construction of NIF will be the development of the optical manufacturing technology needed to make precision optics for the new facility, which will make use of high powered lasers. Improved technology is required to bring down production costs of NIF's optical components.

We expect Tinsley to be included among the companies that will be involved in the production of the optical components for the National Ignition Facility.

In NASA's first servicing mission to the Hubble Space Telescope in December, 1993, astronauts installed a series of Tinsley mirrors, which successfully corrected Hubble's original focusing problems, attested by Hubble's subsequent (and brilliant) photographs of stellar bodies in space.

In mid-February 1997, astronauts, in making several space-walks aboard the Space Shuttle Discovery, conducted the second Hubble servicing mission. One of their assignments was the installation of scientific instruments designed to upgrade Hubble's capacity to image light from infrared objects in space. Among the new instruments is the Near Infrared Camera Multi-object Spectrometer and the Space Telescope Imaging Spectrograph, both of which employ very precise Tinsley optics.

In anticipating the Company's further progress during the coming year, we believe Tinsley is achieving a much better balance between our military orders, on which we have relied so much in the past, and non-military business in our growing commercial/industrial and scientific markets.

Drawing on our backlog and looking toward the Company's general prospects in the year ahead, we believe Tinsley will maintain its improved performance in 1997.

We again wish to avail ourselves to the Annual Report to express our thanks and appreciation to all Tinsley employees for their continuing contributions to the progress of the Company.


Robert J. Aronno
Chairman of the Board
President and Chief Executive Officer

March  28,1997

                             Management's Discussion
                                       and
            Analysis of Financial Condition and Results of Operations

Results of Operations:

Sales for 1996 of $17,408,410 represented an increase of 32.8% as compared to sales of $13,109,144 in 1995. Net income for 1996 increased to $933,478, which was more than double net income of $268,385 in 1995.

The Company's operating results for 1996 reflect increasing sales from its commercial business sectors.

Cost of  goods  sold  was 69% of net  sales  in both  1996  and  1995.  Selling,
administrative,   research  and   development   expense  in  1996  increased  to
$3,446,314, as compared to $3,178,398 in 1995, representing an 8.4% increase.

As a result of the increase in net sales and related profits during 1996, income from operations increased to $1,660,992 in 1996 as compared to $620,426 in 1995.

In 1995, sales of $13,109,144 represented a 1.0% increase as compared to 1994 sales of $12,968,892. Cost of goods sold was 69% of net sales in 1995 versus 70% in 1994. Net income in 1995 of $268,385 was approximately 22% below 1994 earnings of $345,785, reflecting reduced defense-related sales and lower than expected revenues due to delays in certain projects.


LIQUIDITY AND CAPITAL RESOURCES

At December 29, 1996, the Company's principal sources of liquidity included $946,222 of cash and cash equivalents and a secured $1.0 million revolving line of credit which expires in April, 1997. There were no borrowings outstanding under the line of credit as of December 29, 1996. The increase in cash and cash equivalents of $385,530 for 1996 was principally due to $2,003,053 of funds provided by operations, offset by $1,051,899 of funds used to purchase property, plant and equipment and $502,386 of funds used to repay outstanding indebtedness. The net cash provided by operating activities for 1996 was primarily due to the Company's net income. Cash provided by increases in accounts payable, accrued liabilities, accrued compensation and related liabilities, deferred compensation and income taxes payable, was offset by increases in accounts receivable.

Net cash used in investing activities of $1,115,137 for 1996 related primarily to expenditures for property, plant and equipment of $1,051,899. Net cash used in financing activities of $502,386 for 1996 related primarily to the repayment of outstanding indebtedness which was partially offset by $48,675 of proceeds from the exercise of employees stock options.

At December 29, 1996, the Company had $3,021,599 in working capital. The Company's current ratio was 1.9 to 1 at December 29, 1996, compared to 2.0 to 1 for at December 31, 1995. The Company's debt to equity ratio remained at 23% for 1996 and 1995. The Company currently has no significant capital commitments other than commitments under facilities and operating leases. The Company believes that its available sources of funds and anticipated cash flow from operations will be adequate to finance current operations, capital expenditures and current maturities of outstanding indebtedness for at least the next twelve months.

tinsley
THE ASPHERE COMPANY
--------------------------------------------------------------------------------
REPORT OF
INDEPENDENT
AUDITORS

                  The Board of Directors and Stockholders
                  Tinsley Laboratories, Inc.

                       We have  audited the  accompanying  consolidated  balance
                  sheets of Tinsley Laboratories, Inc. as of December 29, 1996 and December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                       We  conducted  our audits in  accordance  with  generally
                  accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                       In our  opinion,  the  financial  statements  referred to
                  above present fairly, in all material respects, the consolidated financial position of Tinsley Laboratories, Inc. at December 29, 1996 and December 31, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 1996 in conformity with generally accepted accounting principles.




                  San Francisco, California
                  March 14, 1997

tinsley
the asphere company
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED
BALANCE SHEETS
December 29, 1996 and
December 31, 1995

                  ASSETS                                                                        1996          1995
                  -------------------------------------------------------------------------------------------------

                  Current assets:
                    Cash and cash equivalents                                            $   946,222   $   560,692
                    Trade receivables (net of allowance for doubtful accounts
                       of $75,000 in 1996 and $49,000 in 1995)                             2,245,186     1,521,097
                    Unbilled receivables                                                     680,600       837,701
                    Inventories:
                      Raw materials                                                          229,640       230,271
                      Contracts in progress (net of progress billings of $576,000
                        in 1996 and $431,000 in 1995)                                        637,390       874,604
                      Finished goods                                                         918,691       760,113
                  -------------------------------------------------------------------------------------------------
                  Total inventories                                                        1,785,721     1,864,988

                    Prepaid expenses and other receivables                                   144,545       127,816
                    Deferred income taxes                                                    521,891       316,057
                  -------------------------------------------------------------------------------------------------
                  Total current assets                                                     6,324,165     5,228,351

                  Property, plant and equipment, at cost:
                    Land                                                                   1,144,803       644,553
                    Building                                                               2,960,708     2,550,875
                    Machinery and equipment                                                6,614,870     5,878,788
                    Leasehold improvements                                                   235,844       191,094
                    Equipment construction in process                                        371,439       260,455
                  -------------------------------------------------------------------------------------------------
                                                                                          11,327,664     9,525,765
                    Less accumulated depreciation                                          5,039,576     4,240,278
                  -------------------------------------------------------------------------------------------------
                  Net property, plant and equipment                                        6,288,088     5,285,487

                  Cash surrender value of life insurance (net of loans thereon of
                    $279,000 in 1996 and $283,000 in 1995)                                   627,263       564,025

                  Goodwill (net of amortization of $438,000 in 1996 and
                    $316,000 in 1995)                                                      1,394,791     1,516,963

                  Noncompetition agreement and other assets (net of amortization
                    of $358,000 in 1996 and $258,000 in 1995)                                245,364       345,364
                  -------------------------------------------------------------------------------------------------
                                                                                         $14,879,671   $12,940,190
                  -------------------------------------------------------------------------------------------------

                  See accompanying notes

tinsley
the asphere company
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED
BALANCE SHEETS
December 29, 1996 and
December 31, 1995
                  LIABILITIES AND STOCKHOLDERS' EQUITY                                       1996            1995
                  -------------------------------------------------------------------------------------------------
                  Current liabilities:
                    Trade accounts payable                                           $    640,397    $    491,296
                    Accrued liabilities                                                   538,474         540,905
                    Accrued compensation and related liabilities                          821,115         634,905
                    Income taxes payable                                                  691,945         362,008
                    Current portion - long-term debt obligations                          160,635         151,878
                    Current portion - notes payable to related parties                    450,000         400,000
                  -------------------------------------------------------------------------------------------------

                  Total current liabilities                                             3,302,566       2,580,992

                  Long-term debt obligations, less current portion                      1,491,110         900,928

                  Long-term notes payable to related parties, less current portion         10,000         460,000

                  Deferred income taxes                                                   461,127         369,230

                  Deferred compensation                                                   315,777         312,102

                  Stockholders' equity:
                    Preferred stock, with no par value; 500,000 shares authorized;
                      none issued or outstanding                                             --              --

                    Common stock,  stated value $.16-2/3 per share; 6,000,000
                       shares authorized; 1,551,948 shares issued and
                        outstanding (1,534,248 in 1995)                                   258,633         255,706

                    Capital in excess of stated value                                   1,261,776       1,216,028

                    Retained earnings                                                   7,906,522       6,973,044

                    Minimum pension liability                                            (127,840)       (127,840)
                  -------------------------------------------------------------------------------------------------

                  Total stockholders' equity                                            9,299,091       8,316,938
                  -------------------------------------------------------------------------------------------------

                  Total liabilities and stockholders' equity                         $ 14,879,671    $ 12,940,190
                  -------------------------------------------------------------------------------------------------

                  See accompanying notes

tinsley
the asphere company
------------------------------------------------------------------------------------------------------------------
CONSOLIDATED
STATEMENTS OF
INCOME
Years ended
December 29, 1996,
December 31, 1995, and
December 25, 1994
                                                                       1996             1995              1994
                 -------------------------------------------------------------------------------------------------
                           Net sales                               $ 17,408,410     $ 13,109,144     $ 12,968,892
                             Costs and expenses:
                             Cost of goods sold                      12,078,932        9,088,148        9,025,794
                             Selling, administrative and research
                               and development expenses               3,446,314        3,178,398        3,069,899
                             Amortization of intangible assets          222,172          222,172          222,172
                  -------------------------------------------------------------------------------------------------
                                                                     15,747,418       12,488,718       12,317,865
                  -------------------------------------------------------------------------------------------------
                           Income from operations                     1,660,992          620,426          651,027
                           Other income                                  71,025           21,307          155,622
                           Interest expense                            (214,539)        (179,366)        (215,783)
                  -------------------------------------------------------------------------------------------------
                           Income before income taxes                 1,517,478          462,367          590,866
                           Provision for income taxes                   584,000          193,982          245,081
                  -------------------------------------------------------------------------------------------------
                           Net income                              $    933,478     $    268,385     $    345,785
                  -------------------------------------------------------------------------------------------------
                           Net income per common share             $        .56     $        .18     $        .23
                  -------------------------------------------------------------------------------------------------
                           Number of shares used in per
                              share calculation                       1,671,715        1,534,248        1,539,934
                  -------------------------------------------------------------------------------------------------

         See accompanying notes


tinsley
the asphere company
---------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED
STATEMENTS OF
STOCKHOLDERS'
EQUITY
Years ended
December 29, 1996,
December 31, 1995, and
December 25, 1994
                                          Common                    Capital in                  Minimum              Total
                                          shares       Common       excess of     Retained      pension       stockholders'
                                          outstanding  stock        stated value  earnings      liability           equity
                  --------------------------------------------------------------------------------------------------------
                  Balances,
                    December 26, 1993     1,523,048   $   253,842   $ 1,187,467   $ 6,358,874          --      $ 7,800,183

                  Exercise of stock
                    options                   1,000           166         2,209          --            --            2,375
                  Net income                   --            --            --         345,785          --          345,785
                  --------------------------------------------------------------------------------------------------------
                  Balances,
                    December 25, 1994     1,524,048       254,008     1,189,676     6,704,659          --        8,148,343
                  Exercise of stock
                    options                  10,200         1,698        26,352          --            --           28,050
                  Net income                   --            --            --         268,385          --          268,385
                  Adjustment for
                    minimum pension
                      liability                --            --            --            --        (127,840)      (127,840)
                  --------------------------------------------------------------------------------------------------------
                  Balances,
                    December 31, 1995     1,534,248       255,706     1,216,028     6,973,044      (127,840)     8,316,938
                  Exercise of stock
                    options                  17,700         2,927        45,748          --            --           48,675
                  Net income                   --            --            --         933,478          --          933,478
                  --------------------------------------------------------------------------------------------------------
                  Balances,
                    December 29, 1996     1,551,948   $   258,633   $ 1,261,776   $ 7,906,522   $  (127,840)   $ 9,299,091
                  --------------------------------------------------------------------------------------------------------

         See accompanying notes

tinsley
the asphere company
---------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED
STATEMENTS OF
CASH FLOWS
Years ended
December 29, 1996,
December 31, 1995, and
December 25, 1994
                                                                             1996            1995              1994
---------------------------------------------------------------------------------------------------------------------------
                  Cash flows from operating activities:
                    Net income                                             $   933,478       $   268,385       $   345,785
                    Adjustments to reconcile net income to net cash
                      provided by operating activities:
                      Depreciation and amortization                          1,021,470           945,550           844,960
                      Deferred income taxes                                   (113,937)         (137,666)           92,665
                    Changes in operating assets and liabilities:
                      Trade and unbilled receivables                          (566,988)          325,869        (1,047,827)
                      Inventories                                               79,267          (348,461)          435,964
                      Prepaid expenses and other receivables                   (16,729)          (20,444)          (11,184)
                      Trade accounts payable and accrued liabilities           146,670           234,599           138,924
                      Accrued compensation and related liabilities
                        and deferred compensation                              189,885           (38,334)            5,059
                      Income taxes payable                                     329,937           135,026           124,490
                  --------------------------------------------------------------------------------------------------------
                         Total adjustments                                   1,069,575         1,096,139           583,051
                  --------------------------------------------------------------------------------------------------------
                           Net cash provided by operating activities         2,003,053         1,364,524           928,836
                  Cash flows from investing activities:
                    Purchase of property, plant and equipment               (1,051,899)       (1,113,865)         (581,474)
                    Other assets                                               (63,238)          (68,502)          (63,722)
                  --------------------------------------------------------------------------------------------------------
                           Net cash used in investing activities            (1,115,137)       (1,182,367)         (645,196)
                  --------------------------------------------------------------------------------------------------------
                  Cash flows from financing activities:
                    Principal payments on long-term debt                      (551,061)         (542,756)         (575,428)
                    Borrowings under line of credit                            500,000              --                --
                    Repayments of borrowings under line of credit             (500,000)             --                --
                    Proceeds from exercise of stock options                     48,675            28,050             2,375
                  --------------------------------------------------------------------------------------------------------
                           Net cash used in financing activities              (502,386)         (514,706)         (573,053)
                  --------------------------------------------------------------------------------------------------------
                  Net increase (decrease) in cash and cash equivalents         385,530          (332,549)         (289,413)
                  Cash and cash equivalents at beginning of year               560,692           893,241         1,182,654
                  --------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of year                 $   946,222       $   560,692       $   893,241
                  --------------------------------------------------------------------------------------------------------
                  Supplemental disclosure of cash flow information:
                   Cash paid during the year for:
                    Interest                                               $   225,491       $   167,409       $   227,113
                    Income taxes                                           $   368,000       $   196,622       $   136,000
                  --------------------------------------------------------------------------------------------------------
                  Minimum pension liability and related
                    deferred tax asset                                            --         $   213,067              --
                  --------------------------------------------------------------------------------------------------------
                  Supplemental disclosure of noncash investing and
                    financing   activities:
                  Issuance of note payable for the purchase of a
                    research and development facility and office space     $   750,000              --                --
=========================================================================================================================

         See accompanying notes

tinsley
the asphere company
--------------------------------------------------------------------------------
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 29, 1996
--------------------------------------------------------------------------------
1.  Summary of
    significant
    accounting
    policies.
         Nature of Business
              Tinsley Laboratories, Inc., (ithe Companyi) designs and manufactures precision optical components and systems, including color television tooling products, optical instruments, aspheric lenses, metal mirrors and massive optical components. The Company also manufactures and distributes video, cinematography and camera lenses. The Company's fiscal year is the 52/53 week period which ends on the Sunday closest to December 31. The fiscal years ended December 29, 1996 and December 25, 1994 were 52 week periods and the fiscal year ended December 31, 1995 was a 53 week period.
              The Company sells its products primarily to large corporations that act as prime government contractors or to the U.S. Government directly and to distributors and end users in the photography and cinematography industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have not historically been material to the Company.

         Basis of Presentation
              The consolidated financial statements include the accounts of the Company and its two active wholly owned subsidiaries, Century Precision Industries, Inc. d/b/a Century Precision Optics (iCenturyi) and Tinsley International, Inc., after elimination of intercompany transactions and balances.

         Business Combination
              On May 19, 1993, the Company acquired all of the outstanding capital stock of Century which manufactures and distributes video, cinematography and camera lenses. The purchase price was $2,250,000, of which $1,500,000 was paid in cash and the balance was financed with a promissory note to Century's former owner in the amount of $750,000 (see Note 4). An additional $200,000 was paid and capitalized as costs for outside professional and financing expenses directly related to the acquisition. This acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair market value of the assets (goodwill) was approximately $1,833,000 and is being amortized using the straight-line method over 15 years. The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition.
              As part of the purchase, the Company entered into a Noncompetition Agreement with the former owner of Century that required the Company to pay a total of $600,000, of which $100,000 was paid in cash upon closing of the purchase, an additional $50,000 was paid in November 1993, $140,000 was paid in May 1994, $100,000 was paid in May 1995 and
         $100,000 was paid in May 1996, in consideration of the former owner's promise not to compete with the business of Century for a period of six years after the closing. As of December 29, 1996, the remaining liability was $110,000 payable in installments of $100,000 on May 19, 1997 and $10,000 on May 19, 1998. This liability (and the related intangible asset which is being amortized over six years) has been recorded in the consolidated financial statements.

         Cash and Cash Equivalents
              The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Substantially all of the Company's cash and cash equivalents are maintained in two financial institutions.

         Revenue Recognition
              The majority of the Company's sales are from fixed price contracts and product sales for which revenue is recognized as units are delivered or accepted. Sales under cost-plus contracts are recognized as services are performed. At the time a loss on a contract becomes known, the entire tinsley
the asphere company
--------------------------------------------------------------------------------

         amount of the estimated loss on the contract is accrued. Differences between invoiced amounts and revenue recognized are reflected as unbilled contract receivables.

         Inventories
              Inventories are stated at the lower of cost or market. Finished goods and raw materials are removed from inventory on the first-in, first-out method. Inventoried costs related to contracts in process include actual production cost and factory overhead, reduced by amounts related to revenue recognized. The Company provides for obsolete inventories in the period when obsolescence is determined to have occurred.

         Property, Plant and Equipment
              Property, plant and equipment, stated at cost is being depreciated on the straight-line basis. Estimated useful lives for purposes of depreciation are as follows:

                  Buildings                             40 years
                  Machinery and equipment               3 to 10 years
                  Leasehold improvements                Life of lease

         Long-Lived Assets
               The Company assesses long-lived assets, including goodwill, for impairment under FASB Statement No. 121, iAccounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.i
         Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

         Income Taxes
              The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), iAccounting for Income Taxes.i Under SFAS No. 109, the liability method is used to calculate deferred income taxes. Under this method, deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         Stock Based Compensation
              In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans and, as a result, has not recognized compensation cost in connection with such plans. Note 6 to the consolidated financial statements contains a summary of the pro forma effects on reported net income and net income per share for 1996 and 1995 as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123.

         Net Income Per Share
              Net income per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options (using the treasury stock method) are also included in the computation when dilutive. The difference between primary and fully diluted earnings per share is not material for all periods presented.

         Use of Estimates
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

tinsley
the asphere company
--------------------------------------------------------------------------------

         Stock Split
              In August 1996, the Company's Board of Directors approved a two-for-one stock split. All shares and per share data in the accompanying consolidated financial statements have been retroactively adjusted to reflect this stock split.

--------------------------------------------------------------------------------
2.  Research and
     development

         Research  and  development  expenditures  of  $349,000,   $355,000  and
         $383,000 were charged against operations as incurred in 1996, 1995 and 1994, respectively.

--------------------------------------------------------------------------------

3.  Provision for
     income taxes

         The components of income tax expense were as follows:
                                              1996                  1995                    1994
           -------------------------------------------------------------------------------------
           Current:
               Federal                    $585,283              $249,570                $108,334
               State                       112,654                82,078                  44,082
                                        ----------            ----------                 -------
                                          $697,937              $331,648                $152,416
           -------------------------------------------------------------------------------------
           Deferred:
               Federal                  $ (96,605)            $(116,724)                 $74,750
               State                      (17,332)              (20,942)                  17,915
                                        ----------            ----------                 -------
                                        $(113,937)            $(137,666)                 $92,665
           -------------------------------------------------------------------------------------
           Total:
               Federal                    $488,678              $132,846                $183,084
               State                        95,322                61,136                  61,997
                                        ----------            ----------                 -------
                                          $584,000              $193,982                $245,081
           -------------------------------------------------------------------------------------

         A reconciliation of total income tax expense with the statutory federal income tax rate appears as follows:

                                                          1996                   1995                   1994
                                                  ---------------------- --------------------- -----------------------
                                                          % of                   % of                   % of
                                                         Pretax                 Pretax                 Pretax
                                                         Income                 Income                 Income
                                                  ---------------------- --------------------- -----------------------
           Income tax expense
             at federal statutory rate                    34.0%                 34.0%                  34.0%
           State franchise tax, net of
            federal benefit                                3.8                   6.1                    6.1
           Life insurance proceeds                         --                     --                   (4.3)
           Amortization of goodwill                        2.7                   8.9                    7.0
           Foreign sales corporation
             commission                                   (2.5)                 (5.8)                  (1.5)
           Other, net                                       .5                  (1.2)                    .2
           -----------------------------------------------------------------------------------------------------------
                                                          38.5%                 42.0%                  41.5%
           -----------------------------------------------------------------------------------------------------------

tinsley
the asphere company
--------------------------------------------------------------------------------


         Deferred income taxes reflect the net tax effect of timing differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income and tax purposes.
         Significant components of the Company's deferred tax assets and liabilities as of December 29, 1996 and December 31, 1995, are as follows:


                                                                                          1996                   1995
                                                                                          ----                   ----
             Deferred tax assets:
               Inventory reserve                                                      $171,417               $123,830
               Deferred compensation                                                   126,627                125,153
               Accounting for long-term contracts                                       91,894                 34,073
               Accrued vacation                                                         99,668                 91,674
               State franchise tax                                                      38,847                 30,763
               Other                                                                    72,526                 56,028
               Minimum pension liability                                                85,227                 85,227
             ---------------------------------------------------------------------------------------------------------
             Total deferred tax asset                                                  686,206                546,748
             Deferred tax liabilities:
               Depreciation and amortization                                          (589,101)              (582,888)
               Prepaid property taxes                                                  (16,291)               (17,033)
               Other                                                                   (20,050)                   --
             ---------------------------------------------------------------------------------------------------------
             Total deferred tax liabilities                                           (625,442)              (599,921)
             ---------------------------------------------------------------------------------------------------------
             Net deferred tax assets (liabilities)                                   $  60,764               $(53,173)
             ==========================================================================================================


         The following is a summary of deferred tax assets and liabilities at December 29, 1996 and December 31, 1995 classified as current and non-current:
                                                                                          1996                   1995
                                                                                          ----                   ----
             Deferred tax assets:
                  Current                                                              $ 558,232             $ 333,090
                  Non-current                                                            127,974               213,658
                                                                                       ---------             ---------
                                                                                         686,206               546,748
             Deferred tax liabilities:
                  Current                                                                (36,341)              (17,033)
                  Non-current                                                           (589,101)             (582,888)
                                                                                       ---------             ---------
                                                                                        (625,442)             (599,921)
                                                                                       ---------             ---------
             Net deferred tax assets (liabilities):
                  Current                                                              $ 521,891             $ 316,057
                  Non-current                                                           (461,127)             (369,230)
                                                                                       ---------             ---------
                                                                                       $  60,764             $ (53,173)
                                                                                       =========             =========

tinsley
the asphere company
--------------------------------------------------------------------------------


4.  Long-term debt
     obligations

         Long-term debt and notes payable to related parties consist of:

                                                                                      December 29,         December 31,
                                                                                         1996                 1995
            -------------------------------------------------------------------------------------------------------------
            8.5% loan  agreement  dated June 30,  1993,  principal  and interest payable monthly with a final payment of $209,000
            due July 15, 2000                                                          $795,269             $933,778

            8%  promissory  note  dated May 19,  1993,  principal  and  interest payable in four annual installments from May 1994
            through May 1997 to a related party                                         150,000              350,000

            8%  subordinated  promissory  note  dated  June 1,  1993,  principal payable in four installments and interest payable
            quarterly through June 1997 to a related party                              200,000              300,000

            Noncompetition agreement, dated May 19, 1993, payable
            annually through May 1998 to a related party                                110,000              210,000

            8% promissory  note dated March 11, 1996,  interest  payable monthly with principal balance of $750,000 due April 1, 1998
                                                                                        750,000                   --
            6% special  assessment  bond  dated  April 2,  1974,  principal  and interest payable semiannually through April 1999
                                                                                          9,935               12,039
            12%  special  assessment  bond dated  April 2, 1982,  principal  and interest payable semiannually through April 2007
                                                                                         96,541              102,024
            Other                                                                            --                4,965
            -------------------------------------------------------------------------------------------------------------
                                                                                      2,111,745            1,912,806
            Less current portion                                                        610,635              551,878
            -------------------------------------------------------------------------------------------------------------
                                                                                     $1,501,110           $1,360,928
            =============================================================================================================

         The aggregate maturities of long-term debt at December 29, 1996 are as follows:

                 1997                                            $610,635
                 1998                                             933,878
                 1999                                             187,372
                 2000                                             309,502
                 2001                                               8,270
                 Thereafter                                        62,088
                 ----------------------------------------------------------
                                                               $2,111,745
                 ==========================================================

         At December 29, 1996, the Company had outstanding an irrevocable standby letter of credit for $162,000, which secures the required payments on the 8% promissory note, dated May 19, 1993, to a related party. The letter of credit is subject to renewal in June 1997.

tinsley
the asphere company
--------------------------------------------------------------------------------

         During 1996, the Company established a $1,000,000 bank line of credit. Borrowings under the line of credit are secured by the Company's assets. Borrowings under this line of credit bears interest at prime rate plus 1% per annum. The line of credit, which expires on April 30, 1997, requires the Company to meet various financial covenants. The Company was not in compliance with the current ratio covenant as of December 29, 1996. The Company received a waiver from the bank for this covenant as of December 29, 1996. There were no borrowings under this line of credit at December 29, 1996.

         During 1996, the Company purchased a research and development facility and office space for $900,000. The Company paid $150,000 in cash upon closing of escrow and issued a $750,000 promissory note secured by the property bearing interest at 8% per annum due and payable on April 1, 1998.

--------------------------------------------------------------------------------

5.  Lease
    commitments
         The Company leases certain facilities, manufacturing equipment and operating equipment under noncancelable leases. Future minimum rental payments under these leases as of December 29, 1996 are as follows:

                  1997                                        $314,998
                  1998                                         288,863
                  1999                                         288,863
                  2000                                         288,863
                  2001                                         311,544
                  Thereafter                                   735,950
                  -----------------------------------------------------
                  Total remaining                           $2,229,081
                  =====================================================

         During 1993, Century entered into a lease agreement with a related party for the office building occupied by Century. Base rent was $8,667 per month through October 1994. An option to extend the term of the lease for an additional two years from the original date of termination was exercised in 1994 and extended the term through October 1996 at $9,398 per month. The Company is currently occupying this building under a month-to-month cancelable lease. Rent expense paid to this related party by Century during 1996, 1995 and 1994 was approximately $113,000, $113,000 and $105,000, respectively.

         Total rent expense for 1996, 1995 and 1994 approximated $223,000, $210,000, and $197,000, respectively.
--------------------------------------------------------------------------------
 6.  Stock
     options
         Effective February 4, 1993, the Company's Board of Directors approved the 1993 Incentive Stock Option Plan ("1993 Plan") and reserved 200,000 shares of common stock for issuance under the 1993 Plan, which was subsequently approved by the Company's stockholders. All full-time employees are eligible to receive options under the 1993 Plan. The 1993 Plan will expire in February 2003 and is intended to qualify as an incentive stock option plan pursuant to Section 422 of the Internal Revenue Code. The exercise price per share of all incentive stock options granted under the 1993 Plan must be at least equal to the fair market value of the shares at the date of the grant. Vesting is established by the Company's Board of Directors or Compensation Committee and generally occurs at the rate of 20% per year.

         From time to time, the Company has issued non-qualified stock options to certain key employees, consultants and board members at the discretion of the Board of Directors or Compensation Committee. The non-qualified stock options have a per share exercise price equal to or in excess of 100% of the market value of the shares of the Company's common stock on the date of grant. Vesting is established by the Company's Board of Directors or Compensation Committee.


         The Company has adopted SFAS 123 which was issued in October 1995. In accordance with the provisions of SFAS 123, the Company applies APB Opinion 25 and related Interpretations in tinsley
the asphere company
--------------------------------------------------------------------------------

         accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the table below:

                                                                     Year Ended               Year Ended
                                                                 December 29, 1996         December 31, 1995
                                                                 -----------------         -----------------
                Net income -- as reported                             $933,478                 $268,385
                Net income -- pro forma                               $927,072                 $232,721
                Net income per share -- as reported                     $ 0.56                   $ 0.18
                Net income per share -- pro forma                       $ 0.55                   $ 0.15

         The fair value of each option  grant is  estimated on the date of grant
         using  the  Black-Scholes   option-pricing  model  with  the  following
         assumptions:

                                                                     Year Ended                Year Ended
                                                                  December 29, 1996        December 31, 1995
                                                                  -----------------        -----------------
                Expected volatility                                     0.264                    0.264
                Risk-free interest rate                                  6.40%                    5.90%
                Expected life of options in years                         4.5                      4.5
                Expected dividend yield                                  0.00%                    0.00%

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its stock options.


         Price data and activity for all stock options are summarized as follows:

                                                         Outstanding Options
                                                         in Number of Shares              Price Range
                                                         -------------------              -----------
               Balance at December 26, 1993                    228,200                   $2.38 - 2.94
                  Exercised                                     (1,000)                       2.38
                  Canceled                                     (40,000)                       2.75
               ------------------------------------------------------------------------------------------------
               Balance at December 25, 1994                    187,200                    2.75 - 2.94
                  Granted                                      151,000                    3.07 - 3.50
                  Exercised                                    (10,200)                       2.75
               ------------------------------------------------------------------------------------------------
               Balance at December 31, 1995                    328,000                    2.75 - 3.50
                  Granted                                       67,500                        7.50
                  Exercised                                    (17,700)                       2.75
                  Canceled                                     (40,000)                   3.07 - 3.50
               ------------------------------------------------------------------------------------------------
               Balance at December 29, 1996                    337,800                   $2.75 - 7.50
               ================================================================================================

         At December 29, 1996, options to purchase 232,000 common shares were exercisable at prices ranging from $2.75 to $7.50 per share. Outstanding options had a weighted average exercise price of $3.91 and an average remaining life of 2.7 years.

--------------------------------------------------------------------------------
tinsley
the asphere company
--------------------------------------------------------------------------------

7.  Major Customers
    and geographical
    information

         A significant portion of the Company's sales has been derived from major customers:

              Five customers accounted for approximately $4,717,000 in sales of 1996;
              Three customers accounted for approximately $3,111,000 in sales of 1995;
              Four customers accounted for approximately $4,041,000 in sales of 1994.

         International sales during the last three fiscal years were as follows:

                                                                1996                   1995                 1994
             -------------------------------------------------------------------------------------------------------
             Europe                                             $1,622,937             $1,375,361           $914,004
             Asia                                                1,138,740                781,690            478,915
             Canada & Mexico                                       194,167                165,632            563,037
             South Pacific                                          26,628                 41,223            140,960
             Latin & South America                                  58,032                 58,971             47,245
             Other                                                  13,372                 18,314             53,632
             -------------------------------------------------------------------------------------------------------
                                                                $3,053,876             $2,441,191         $2,197,793
             =======================================================================================================

--------------------------------------------------------------------------------
8.  Employee
    Benefit Plans
         Effective January 1985, the Company adopted a defined benefit pension plan (the "Plan") for eligible employees with at least one year of service. Substantially all employees of the Company are covered by the Plan. Benefits are payable in the form of a life annuity at an annual rate of up to fifty percent of average compensation in a five year measurment period, less a portion of social security benefits. For service of less than twenty-five years, the fifty percent of average compensation, as defined, is to be reduced proportionately. All eligible employees must participate in the Plan for at least five years in order to receive applicable benefits thereunder.

         During 1995, the Company decided to terminate the Plan and is in the process of finalizing the plan of termination. As of December 29, 1996, the Company has recorded an additional minimum pension liability of $213,037 representing the excess of the estimated accumulated benefit obligation of $1,691,792 over the actual fair market value of the Plan assets (primarily money market funds) of $1,478,755 at December 29, 1996. The minimum pension liability resulted in a charge to stockholders' equity, (net of income taxes of $85,227) of $127,840. During 1996, the Company made contributions to the Plan of $45,000 which were expensed.

         When the termination of the Plan is finalized, the minimum pension liability (adjusted for subsequent changes in the accumulated benefit obligation and plan assets) will be charged to the results of operations.

         Effective July 1, 1995, the Company adopted a contributory defined contribution plan (the "Plan") in which the Company's employees may participate provided they have completed at least six months of permanent employment. The Company, at its discretion, may make contributions on behalf of all eligible employees to the Plan on an annual basis. During 1996the Company accrued $140,000 for contributions to the Plan. No contributions were made by the Company to the Plan in 1995 and 1994.

         In 1986, the Company entered into deferred compensation agreements with certain key employees under which the Company agreed to pay certain fixed amounts over a ten year period after the employees reach the age of 65. Payments provided for in these agreements began vesting five years after the date of the agreements and become fully vested only if the employees remain employed by the Company through the age of 65. For accounting purposes, the present value of these payments is being charged ratably to expense over the period until the employees reach the age of 65 using a discount rate of 8%. The charge to expense for these agreements was $17,000 in 1996, $14,000 in 1995 and none in 1994.

--------------------------------------------------------------------------------
tinsley
the asphere company
--------------------------------------------------------------------------------


SELECTED
FINANCIAL DATA
                                                             Fiscal Years Ended
           --------------------------------------------------------------------------------------------------------------
                                                 1996              1995            1994             1993            1992
                                                 ----              ----            ----             ----            ----
           Operating Results:
           Net sales                      $17,408,410       $13,109,144     $12,968,892      $12,238,052     $11,051,062
           Net income                        $933,478          $268,385        $345,785         $483,188        $586,500
           Net income per
              common share                      $0.56             $0.18           $0.23            $0.31           $0.35
           At year end:
              Total assets                $14,879,671       $12,940,190     $12,841,710      $12,818,036      $9,994,468
              Total long-term debt
                and notes payable          $1,501,110        $1,360,928      $1,907,938       $2,449,368        $131,615
           --------------------------------------------------------------------------------------------------------------

STOCK PRICES
AND DIVIDENDS
         The following table indicates the quarterly high and low bid prices for
         Tinsley's stock on the  Over-The-Counter  market (NASDAQ Symbol:  TNSL)
         for the past two years.
                                                                      1996                             1995
                                                                      ----                             ----
           Quarter                                        High bid          Low bid         High bid         Low bid
           -------                                        --------          -------         --------         -------
           First quarter                                    4-1/4            3-1/8           2-11/16          2-3/8
           Second quarter                                   6-7/8            3-1/2              3             2-7/16
           Third quarter                                    7-1/2            5-3/8            3-3/8           2-3/4
           Fourth quarter                                   8-1/2              6              3-1/4             3
           --------------------------------------------------------------------------------------------------------------

         As of February 28, 1997, the approximate number of holders of common stock was 300.

--------------------------------------------------------------------------------
FORM 10-KSB
         The Company's Form 10-KSB annual report to the Securities and Exchange Commission provides certain additional information and will be available in April 1997. A copy of this report may be obtained upon written request addressed to the Secretary of the Company.

--------------------------------------------------------------------------------
ANNUAL
MEETING OF
STOCKHOLDERS
         The annual stockholders' meeting this year will be held on Wednesday, April 23, 1997, at 10:00 a.m., Local Time, at the office of the Company located at 3900 Lakeside Drive, Richmond, California.

tinsley
the asphere company
--------------------------------------------------------------------------------

         TINSLEY LABORATORIES, INC.
                  Founded in 1926, Tinsley Laboratories is the leading independent company in the precision optics industry specializing in the design and fabrication of aspherical optical surfaces. Tinsley's discrete lenses and mirrors and its optical assemblies are used in precision optical and electro-optic systems with space, military, scientific and industrial applications.

                  For many years, Tinsley has been in the forefront in the development of computer aided processes and unique equipment for the manufacture of optical components. The range of applications facilitated by our technology is considerable. They include head-up display optics for military and commercial aircraft, as well as the optics for the Viking and Voyager space missions that returned striking images of the outer planets. Tinsley has produced both the large optical components for the Keck Observatory in Hawaii and the small lithographic optics incorporated in the equipment that etches on computer chips.

                  Recently, Tinsley was widely recognized for having produced the required corrective optics to clear up the Hubble Space Telescope's blurred vision. Tinsley also received the prestigious NASA Goddard Space Flight Center Contractor Excellence Award for 1994, Goddard's highest award.

                  Tinsley is also internationally known for its phosphor exposure aspheric lenses, a critical tool in the manufacture of color television tubes. Through its subsidiary, Century Precision Optics of North Hollywood, California, Tinsley also makes specialty lenses and accessories for the film and video industries.



   TINSLEY SUPPORTS EQUAL OPPORTUNITY
                  In our hiring practices and in dealing with our employees, Tinsley follows the letter and spirit of equal employment opportunity. The Company does not discriminate because of race, religion, national origin, age or gender.

                  We have an ongoing affirmative action program to ensure equal opportunity.

      OFFICERS AND BOARD OF DIRECTORS

      OFFICERS
      Robert J. Aronno
        Chairman of the Board, President and
           Chief Executive Officer
      Robert J. Johnson
         Vice President, Marketing and
            Secretary
      Daniel J. Bajuk
         Executive Vice President
      James A. Kennon
         Vice President
      Steven E. Manios
         Vice President

      DIRECTORS
      Robert J. Aronno
      Stephen L. Davenport
          Retired
      Stephen E. Globus
          Chairman of the Board, Globus
            Growth Group, Inc.
      Steven E. Manios

      Transfer Agent:  Chase Mellon
           Shareholder Services
           San Francisco, California

      Registrar: Chase Mellon
           Shareholder Services
           San Francisco, California

      Auditors:  Ernst & Young LLP
           San Francisco, California

      Counsel:  Clark & Trevithick
           Los Angeles, California