Form 10QSB
period 1997-03-31
TINSLEY LABORATORIES INC
filed 1997-05-14
CIK 98383

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ending			        Commission File
March 31, 1997					                       Number   0-3063

TINSLEY LABORATORIES, INC.
____________________________________________________________
(Exact name of registrant as specified in its charter)


California	  			                           			94-1049146
State or other jurisdiction of	          (I.R.S. Employer Identification No.)
incorporation or organization


3900 Lakeside Drive, Richmond, California 94806
_______________________________________________________________
(Address of principal executive offices and zip code)


Registrant's telephone number, including area code (510)222-8110


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

1,555,548 shares of Common Stock outstanding as of March 31, 1997.

Part 1.  Financial Information
Item 1.

TINSLEY LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

                                     March 31,             Dec. 29,
                                       1997                  1996
                                     ----------            ----------
ASSETS
Current Assets:
  Cash and short-term investments    $1,304,735             $946,222
  Accounts receivable                 3,077,206            2,925,786
  Inventories                         1,654,553            1,785,721
  Prepaid expenses & other              701,368              666,436
                                     ----------            ----------
  Total current assets                6,737,862            6,324,165

Net property, plant & equipment       6,624,019            6,288,088
Other assets                            847,627              872,627
Net goodwill                          1,364,248            1,394,791
                                     ----------            ----------
                                    $15,573,756          $14,879,671
                                     ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade account payable                $403,360             $640,397
  Current income taxes                  645,448              691,945
  Other accrued liabilities           2,506,253            1,970,224
                                     ----------           ----------
  Total current liabilities           3,555,061            3,302,566

Long-term debt                        1,454,611            1,491,110
Long-term notes payable
   to related parties                    10,000               10,000
Deferred income taxes                   461,127              461,127
Deferred compensation                   316,527              315,777
Stockholders' Equity:
  Common stock at stated value          258,933              258,633
  Capital in excess of stated value   1,271,376            1,261,776
  Retained earnings                   8,373,961            7,906,522
  Minimum pension liability            (127,840)            (127,840)
                                     ----------           ----------
Total stockholders' equity            9,776,430            9,299,091
                                     ----------           ----------
                                    $15,573,756          $14,879,671
                                     ==========           ==========

TINSLEY LABORATORIES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

                            Three months ended
                            -------------------
                          March 31,      March 31,
                            1997           1996
                          ----------     ----------
Net sales                 $5,424,243     $3,901,199
Cost of goods sold         3,534,777      2,672,264
Selling, administrative
  and research and
  development expenses       953,557        842,261
Amortization of
  intangible assets           55,543         55,543
                           ----------    ----------
Income from operations       880,366        331,131
Other (income) expense        39,716        (38,300)
Interest expense              40,011         32,718
                           ----------    ----------
Income before taxes          800,639        336,713
Provision for
  taxes on income            333,200        146,900
                           ----------    ----------
Net income                  $467,439       $189,813
                           ==========    ==========
Per share of common stock:
  Net income                   $0.27          $0.12
                           ==========    ==========
Number of shares used
 in per share calculation  1,714,925      1,543,948
                           ==========    ==========

TINSLEY LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                 For the three months ended
                                 --------------------------
                                 March 31,        March 31,
                                   1997             1996
                               ----------       ----------
Cash flows from operating activities:
  Net income (loss)              $467,439         $189,813
  Adjustments to reconcile net
   income to net cash provided
   (used) by operating activities:
  Depreciation & amortization     260,143          238,697
  Change in operating assets and
    liabilities                   458,931         (497,535)
                               ----------       ----------
    Net cash provided by operating
     activities                   926,370          (69,025)
Cash flows from investing activities:
  Purchase of fixed assets       (540,531)        (156,307)
  Other                              --            (15,000)
                               ----------       ----------
     Net cash used in investing
      activities                 (540,531)        (171,307)

Cash flows from financing activities:
  Principal payments on
     long-term debt               (37,226)         (34,536)
  Other                             9,900           26,675
                               ----------        ----------
     Net cash provided by (used in)
      financing activities        (27,326)          (7,861)
                               ----------        ----------

Net change in cash and cash
  equivalents                     358,513         (248,193)

Cash and cash equivalents at
  beginning of period             946,222          560,692
                               ----------        ----------
Cash and cash equivalents at
  end of period                $1,304,735         $312,499
                               ==========        ==========
-----------------------------------------------------------------------
Supplemental disclosure of cash
  flow information:
Cash paid for:
  Interest                        $37,011          $25,719
  Income taxes                   $380,000         $115,000
-----------------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1997

Note:  1.	Basis of Presentation

		The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended, March 31, 1997, are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 29, 1996.

		The consolidated financial statements include the accounts of Tinsley Laboratories, Inc., and its wholly owned subsidiaries, Century Precision Industries, Inc. d/b/a Century Precision Optics ("Century") and Tinsley International, Inc., after elimination of intercompany transactions and balances.

Note: 2.	Inventories

		The components of inventory consist of the following:

                                       March 31,       December 29,
                                         1997              1996
                                       ----------      ----------
Raw materials                           $243,431        $229,640
Contracts in progress (net of
  cost of progress billings of
  $882,679 at March 31, 1997,
  and $576,416 at December 29, 1996)     669,431         637,390
Finished goods                           741,691         918,691
                                       ----------      ----------
                                      $1,654,553      $1,785,721
                                       ==========      ==========

Note:  3.  Recent Accounting Pronouncement

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128,"Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods which are presented in its financial statements. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Under the new requirements, the Company's basic earnings per share for the first quarter ending March 31, 1997 and March 31, 1996 would be 30 cents a share and 12 cents a share, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF QUARTERLY FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2.

The improvement in the Company's operating performance continued into the first Quarter of the current year.

Sales of $5,424,243 rose 39% from last year's sales for the March quarter of $3,901,199. Net income came to $467,439 or 27 cents a share, an appreciable advance over earnings for the same period a year ago of $189,813 or 12 cents a share.

We concluded the first quarter with a backlog of $9,800,000, compared to the backlog of $10,300,000 with which we started the year. Our backlog at the end of March last year was $10,391,000.

In judging our performance for the balance of the year, much will depend on the timing of progress billings on contracts that are currently underway.

In his remarks at our Annual Shareholders Meeting, Mr. Aronno mentioned the important contributions that Century Precision had made since its acquisition in 1993.

He went on to say that Tinsely's focus in precision optics is to concentrate on its major technology development program with Lawrence Livermore
National Laboratory ("LLNL") and Semiconductor Manufacturing
Technology Consortium ("SEMATECH"). These programs are a tremendous opportunity for Tinsley to have a part in developing technologies of significant importance to the Semiconductor Industry and our National Defense.

As we point out in the Annual Report, Tinsley precision optics were involved in the second servicing of the Hubble Space Telescope by NASA astronauts which took place in February, 1997. Among the new instruments installed in the orbiting astronomical laboratory were a new infrared camera multi-object spectrograph and a space telescope imaging spectrograph. Each instrument incorporated Tinsley optics.

At the Annual Shareholder's meeting held at company headquarters April 23, four directors were elected to serve for the ensuing year: Robert J. Aronno, Stephen L. Davenport, Stephen E. Globus and Steven E. Manios.



Liquidity and Capital Resources:

As of March 31, 1997, the Company's principal sources of liquidity included $1,304,735 of cash and cash equivalents and a secured $1.0 million revolving line of credit which expires in April, 1997. There were no borrowings outstanding under the line of credit as of March 31, 1997.

The increase in cash and cash equivalents of $358,513 for the first three months of 1997 was principally due to $926,370 provided by operations offset by $540,531 used to purchase property, plant and equipment and $37,226 used to repay outstanding indebtedness.

The net cash provided by operating activities during the first three months of 1997 was primarily due to the Company's net income. Cash provided by a decrease in inventory and increases in accounts payable and accrued compensation, was offset by increases in accounts receivable and prepaid expenses and a decrease in income taxes payable.

Net cash used in investing activities of $540,531 related to expenditures for property, plant and equipment. Net cash used in financing activities of $27,326 related primarily to the repayment of outstanding indebtedness which was partially offset by $9,900 of proceeds from the exercise of employees stock options.

The Company believes that its available sources of funds and anticipated cash flow from operations will be adequate to finance current operations, capital expenditures and current maturities of outstanding indebtedness for at least the balance of this year.




Part II		Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

	Reference is made to materials appearing with respect to election of the Board of Directors, set forth in the Company's definitive Proxy Statement filed in connection with the Company's 1996 Annual Meeting of Shareholders, held on
April 23, 1997 which material is incorporated herein.

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


May 12, 1997