Form 10KSB40/A
period 1996-12-31
TINSLEY LABORATORIES INC
filed 1997-08-12
CIK 98383

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

                                    1,555,548


                       DOCUMENTS INCORPORATED BY REFERENCE
Annual Report to  Shareholders  for fiscal year ended  December 29, 1996 (the                      Part II
"1996 Annual Report")

Proxy Statement for 1997 Annual Meeting of Shareholders to be held on April                        Part III
23,  1997, filed  pursuant to Section  14(a) of the Exchange Act (the
"1997 Proxy Statement")

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


Recent Sales  and Income Trends

The Company's fiscal 1996 net sales of $17,408,410 was approximately 32.8% higher than fiscal 1995 net sales of $13,109,144 and approximately 34% higher than its fiscal 1994 net sales of $12,968,892. Net income of $878,644, or 53 cents a share, for fiscal 1996 was significantly higher than fiscal 1995 earnings of $121,630, or 8 cents a share, and fiscal 1994 earnings of $345,785, or 23 cents a share.


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

                                          TINSLEY LABORATORIES, INC.


August __, 1997                           By:____________________________
                                              Robert J. Aronno, Chairman of
                                              the Board of Directors, President,
                                              Chief Executive Officer and Chief
                                              Financial Officer

In accordance with the Exchange Act,, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                 Capacity                                       Date
---------                                 --------                                       -----
___________________                       Chairman  of the  Board  of  Directors,        August ___, 1997
Robert J. Aronno                          President,   Chief  Executive  Officer,
                                          Chief Financial Officer and Director

___________________                       Vice President-Marketing and Secretary         August ___, 1997
Robert J. Johnson

___________________                       Executive Vice President                       August ___, 1997
Daniel J. Bajuk

___________________                       Vice President                                 August ___, 1997
James A. Kennon

___________________                       Controller                                     August ___, 1997
Bruce W. Layne

___________________                       Director                                       August ___, 1997
Stephen L. Davenport

___________________                       Director                                       August ___, 1997
Stephen E. Globus

___________________                       Vice President and Director                    August ___, 1997
Steven E. Manios

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


Net income for 1996 was $878,674 or 53 cents a share, which was more than seven times net income of $121,630 or 8 cents a share for the prior year. Per share earnings reflect the 2-for-1 stock split declared by the Board of Directors in the third quarter of 1996.


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

                             Management's Discussion
                                       and
            Analysis of Financial Condition and Results of Operations

Results of Operations:


Sales for 1996 of $17,408,410 represented an increase of 32.8% as compared to sales of $13,109,144 in 1995. Net income for 1996 increased to $878,674, which was more than seven times net income of $121,630 in 1995.


The Company's operating results for 1996 reflect increasing sales from its commercial business sectors.


Cost of  goods  sold  was 69% of net  sales  in both  1996  and  1995.  Selling,
administrative,   research  and   development   expense  in  1996  increased  to
$3,539,314, as compared to $3,423,398 in 1995, representing a 3% increase.


As a result of the increase in net sales and related profits during 1996, income from operations increased to $1,567,992 in 1996 as compared to $375,426 in 1995.


In 1995, sales of $13,109,144 represented a 1.0% increase as compared to 1994 sales of $12,968,892. Cost of goods sold was 69% of net sales in 1995 versus 70% in 1994. Net income in 1995 of $121,630 was approximately 65% below 1994 earnings of $345,785, reflecting reduced defense-related sales and lower than expected revenues due to delays in certain projects.


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

Net cash used in investing activities of $1,115,137 for 1996 related primarily to expenditures for property, plant and equipment of $1,051,899. Net cash used in financing activities of $502,386 for 1996 related primarily to the repayment of outstanding indebtedness which was partially offset by $48,675 of proceeds from the exercise of employee stock options.

At December 29, 1996, the Company had $2,981,599 in working capital. The Company's current ratio was 1.9 to 1 at December 29, 1996, compared to 2.0 to 1 for at December 31, 1995. The Company's debt to equity ratio remained at 23% for 1996 and 1995. The Company currently has no significant capital commitments other than commitments under facilities and operating leases. The Company believes that its available sources of funds and anticipated cash flow from operations will be adequate to finance current operations, capital expenditures and current maturities of outstanding indebtedness for at least the next twelve months.

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
BALANCE SHEETS
December 29, 1996 and
December 31, 1995

                  LIABILITIES AND STOCKHOLDERS' EQUITY                                       1996            1995
                  -------------------------------------------------------------------------------------------------
                  Current liabilities:
                    Trade accounts payable                                           $    640,397    $    491,296
                    Accrued liabilities                                                   538,474         540,905
                    Accrued compensation and related liabilities                          861,115         634,905
                    Income taxes payable                                                  691,945         362,008
                    Current portion - long-term debt obligations                          160,635         151,878
                    Current portion - notes payable to related parties                    450,000         400,000
                  -------------------------------------------------------------------------------------------------

                  Total current liabilities                                             3,342,566       2,580,992

                  Long-term debt obligations, less current portion                      1,491,110         900,928

                  Long-term notes payable to related parties, less current portion         10,000         460,000

                  Deferred income taxes                                                   324,686         270,985

                  Deferred compensation                                                   613,777         557,102

                  Stockholders' equity:
                    Preferred stock, with no par value; 500,000 shares authorized;
                      none issued or outstanding                                             --              --

                    Common stock,  stated value $.16-2/3 per share; 6,000,000
                       shares authorized; 1,551,948 shares issued and
                        outstanding (1,534,248 in 1995)                                   258,633         255,706

                    Capital in excess of stated value                                   1,261,776       1,216,028

                    Retained earnings                                                   7,704,963       6,826,289

                    Minimum pension liability                                            (127,840)       (127,840)
                  -------------------------------------------------------------------------------------------------

                  Total stockholders' equity                                            9,097,532       8,170,183
                  -------------------------------------------------------------------------------------------------

                  Total liabilities and stockholders' equity                         $ 14,879,671    $ 12,940,190
                  -------------------------------------------------------------------------------------------------

                  See accompanying notes

tinsley
the asphere company
------------------------------------------------------------------------------------------------------------------
CONSOLIDATED
STATEMENTS OF
INCOME
Years ended
December 29, 1996,
December 31, 1995, and
December 25, 1994
                                                                       1996             1995              1994
                 -------------------------------------------------------------------------------------------------
                           Net sales                               $ 17,408,410     $ 13,109,144     $ 12,968,892
                             Costs and expenses:
                             Cost of goods sold                      12,078,932        9,088,148        9,025,794
                             Selling, administrative and research
                               and development expenses               3,539,314        3,423,398        3,069,899
                             Amortization of intangible assets          222,172          222,172          222,172
                  -------------------------------------------------------------------------------------------------
                                                                     15,840,418       12,733,718       12,317,865
                  -------------------------------------------------------------------------------------------------
                           Income from operations                     1,567,992          375,426          651,027
                           Other income                                  71,025           21,307          155,622
                           Interest expense                            (214,539)        (179,366)        (215,783)
                  -------------------------------------------------------------------------------------------------
                           Income before income taxes                 1,424,478          217,367          590,866
                           Provision for income taxes                   545,804           95,737          245,081
                  -------------------------------------------------------------------------------------------------
                           Net income                              $    878,674     $    121,630     $    345,785
                  -------------------------------------------------------------------------------------------------
                           Net income per common share             $        .53     $        .08     $        .23
                  -------------------------------------------------------------------------------------------------
                           Number of shares used in per
                              share calculation                       1,671,715        1,534,248        1,539,934
                  -------------------------------------------------------------------------------------------------

         See accompanying notes


tinsley
the asphere company
---------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED
STATEMENTS OF
STOCKHOLDERS'
EQUITY
Years ended
December 29, 1996,
December 31, 1995, and
December 25, 1994
                                          Common                    Capital in                  Minimum              Total
                                          shares       Common       excess of     Retained      pension       stockholders'
                                          outstanding  stock        stated value  earnings      liability           equity
                  --------------------------------------------------------------------------------------------------------
                  Balances,
                    December 26, 1993     1,523,048   $   253,842   $ 1,187,467   $ 6,358,874          --      $ 7,800,183

                  Exercise of stock
                    options                   1,000           166         2,209          --            --            2,375
                  Net income                   --            --            --         345,785          --          345,785
                  --------------------------------------------------------------------------------------------------------
                  Balances,
                    December 25, 1994     1,524,048       254,008     1,189,676     6,704,659          --        8,148,343
                  Exercise of stock
                    options                  10,200         1,698        26,352          --            --           28,050
                  Net income                   --            --            --         121,630          --          121,630
                  Adjustment for
                    minimum pension
                      liability                --            --            --            --        (127,840)      (127,840)
                  --------------------------------------------------------------------------------------------------------
                  Balances,
                    December 31, 1995     1,534,248       255,706     1,216,028     6,826,289      (127,840)     8,170,183
                  Exercise of stock
                    options                  17,700         2,927        45,748          --            --           48,675
                  Net income                   --            --            --         878,674          --          878,674
                  --------------------------------------------------------------------------------------------------------
                  Balances,
                    December 29, 1996     1,551,948   $   258,633   $ 1,261,776   $ 7,704,963   $  (127,840)   $ 9,097,532
                  --------------------------------------------------------------------------------------------------------

         See accompanying notes

tinsley
the asphere company
---------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED
STATEMENTS OF
CASH FLOWS
Years ended
December 29, 1996,
December 31, 1995, and
December 25, 1994
                                                                             1996            1995              1994
---------------------------------------------------------------------------------------------------------------------------
                  Cash flows from operating activities:
                    Net income                                             $   878,674       $   121,630       $   345,785
                    Adjustments to reconcile net income to net cash
                      provided by operating activities:
                      Depreciation and amortization                          1,021,470           945,550           844,960
                      Deferred income taxes                                   (152,133)         (235,911)           92,665
                    Changes in operating assets and liabilities:
                      Trade and unbilled receivables                          (566,988)          325,869        (1,047,827)
                      Inventories                                               79,267          (348,461)          435,964
                      Prepaid expenses and other receivables                   (16,729)          (20,444)          (11,184)
                      Trade accounts payable and accrued liabilities           146,670           234,599           138,924
                      Accrued compensation and related liabilities
                        and deferred compensation                              282,885           206,666             5,059
                      Income taxes payable                                     329,937           135,026           124,490
                  --------------------------------------------------------------------------------------------------------
                         Total adjustments                                   1,124,379         1,242,894           583,051
                  --------------------------------------------------------------------------------------------------------
                           Net cash provided by operating activities         2,003,053         1,364,524           928,836
                  Cash flows from investing activities:
                    Purchase of property, plant and equipment               (1,051,899)       (1,113,865)         (581,474)
                    Other assets                                               (63,238)          (68,502)          (63,722)
                  --------------------------------------------------------------------------------------------------------
                           Net cash used in investing activities            (1,115,137)       (1,182,367)         (645,196)
                  --------------------------------------------------------------------------------------------------------
                  Cash flows from financing activities:
                    Principal payments on long-term debt                      (551,061)         (542,756)         (575,428)
                    Borrowings under line of credit                            500,000              --                --
                    Repayments of borrowings under line of credit             (500,000)             --                --
                    Proceeds from exercise of stock options                     48,675            28,050             2,375
                  --------------------------------------------------------------------------------------------------------
                           Net cash used in financing activities              (502,386)         (514,706)         (573,053)
                  --------------------------------------------------------------------------------------------------------
                  Net increase (decrease) in cash and cash equivalents         385,530          (332,549)         (289,413)
                  Cash and cash equivalents at beginning of year               560,692           893,241         1,182,654
                  --------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of year                 $   946,222       $   560,692       $   893,241
                  --------------------------------------------------------------------------------------------------------
                  Supplemental disclosure of cash flow information:
                   Cash paid during the year for:
                    Interest                                               $   225,491       $   167,409       $   227,113
                    Income taxes                                           $   368,000       $   196,622       $   136,000
                  --------------------------------------------------------------------------------------------------------
                  Minimum pension liability and related
                    deferred tax asset                                            --         $   213,067              --
                  --------------------------------------------------------------------------------------------------------
                  Supplemental disclosure of noncash investing and
                    financing   activities:
                  Issuance of note payable for the purchase of a
                    research and development facility and office space     $   750,000              --                --
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


         Restatement

         As described in Note 9, the Company entered into employment agreements with its President and Chief Executive Officer and Vice President of Marketing in June 1995. The Company had not recorded the annual bonus or deferred compensation under the employment agreements for 1996 and 1995. To correctly record compensation related to the employment agreements, the Company has restated its consolidated financial statements for the years ended December 29, 1996 and December 31, 1995. The effect of the restatement on the results of operations was a reduction of net income of $54,804 or $.03 per share for the year ended December 29, 1996 and a reduction of net income of $146,755 or $.10 per share for the year ended December 31, 1995. In the opinion of management, all material adjustments necessary to restate the 1996 and 1995 consolidated financial statements have been recorded.



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

--------------------------------------------------------------------------------

3.  Provision for
     income taxes

         The components of income tax expense were as follows:
                                              1996                  1995                    1994
           -------------------------------------------------------------------------------------
           Current:
               Federal                    $585,283              $249,570                $108,334
               State                       112,654                82,078                  44,082
                                        ----------            ----------                 -------
                                          $697,937              $331,648                $152,416
           -------------------------------------------------------------------------------------
           Deferred:
               Federal                  $(128,991)            $(200,024)                 $74,750
               State                      (23,142)              (35,887)                  17,915
                                        ----------            ----------                 -------
                                        $(152,133)            $(235,911)                 $92,665
           -------------------------------------------------------------------------------------
           Total:
               Federal                    $456,292              $ 49,546                $183,084
               State                        89,512                46,191                  61,997
                                        ----------            ----------                 -------
                                          $545,804              $ 95,737                $245,081
           -------------------------------------------------------------------------------------



         A reconciliation of total income tax expense with the statutory federal income tax rate appears as follows:

                                                          1996                   1995                   1994
                                                  ---------------------- --------------------- -----------------------
                                                          % of                   % of                   % of
                                                         Pretax                 Pretax                 Pretax
                                                         Income                 Income                 Income
                                                  ---------------------- --------------------- -----------------------
           Income tax expense
             at federal statutory rate                    34.0%                 34.0%                  34.0%
           State franchise tax, net of
            federal benefit                                3.8                   6.1                    6.1
           Life insurance proceeds                         --                     --                   (4.3)
           Amortization of goodwill                        2.9                  19.1                    7.0
           Foreign sales corporation
             commission                                   (2.7)                (12.3)                  (1.5)
           Other, net                                       .3                  (2.9)                    .2
           -----------------------------------------------------------------------------------------------------------
                                                          38.3%                 44.0%                  41.5%
           -----------------------------------------------------------------------------------------------------------

tinsley
the asphere company
--------------------------------------------------------------------------------


         Deferred income taxes reflect the net tax effect of timing differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income and tax purposes.
         Significant components of the Company's deferred tax assets and liabilities as of December 29, 1996 and December 31, 1995, are as follows:


                                                                                          1996                   1995
                                                                                          ----                   ----
             Deferred tax assets:
               Inventory reserve                                                      $171,417               $123,830
               Deferred compensation                                                   263,068                223,398
               Accounting for long-term contracts                                       91,894                 34,073
               Accrued vacation                                                         99,668                 91,674
               State franchise tax                                                      38,847                 30,763
               Other                                                                    72,526                 56,028
               Minimum pension liability                                                85,227                 85,227
             ---------------------------------------------------------------------------------------------------------
             Total deferred tax asset                                                  822,647                644,993
             Deferred tax liabilities:
               Depreciation and amortization                                          (589,101)              (582,888)
               Prepaid property taxes                                                  (16,291)               (17,033)
               Other                                                                   (20,050)                   --
             ---------------------------------------------------------------------------------------------------------
             Total deferred tax liabilities                                           (625,442)              (599,921)
             ---------------------------------------------------------------------------------------------------------
             Net deferred tax assets                                                 $ 197,205               $ 45,072
             ==========================================================================================================



         The following is a summary of deferred tax assets and liabilities at December 29, 1996 and December 31, 1995 classified as current and non-current:
                                                                                          1996                   1995
                                                                                          ----                   ----
             Deferred tax assets:
                  Current                                                              $ 558,232             $ 333,090
                  Non-current                                                            264,415               311,903
                                                                                       ---------             ---------
                                                                                         822,647               644,993
             Deferred tax liabilities:
                  Current                                                                (36,341)              (17,033)
                  Non-current                                                           (589,101)             (582,888)
                                                                                       ---------             ---------
                                                                                        (625,442)             (599,921)
                                                                                       ---------             ---------
             Net deferred tax assets (liabilities):
                  Current                                                              $ 521,891             $ 316,057
                  Non-current                                                           (324,686)             (270,985)
                                                                                       ---------             ---------
                                                                                       $ 197,205             $  45,072
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

                                                                     Year Ended               Year Ended
                                                                 December 29, 1996         December 31, 1995
                                                                 -----------------         -----------------
                Net income -- as reported                             $878,674                 $ 21,630
                Net income -- pro forma                               $872,268                 $ 85,966
                Net income per share -- as reported                     $ 0.53                   $ 0.08
                Net income per share -- pro forma                       $ 0.52                   $ 0.06

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

         Effective July 1, 1995, the Company adopted a contributory defined contribution plan (the "Plan") in which the Company's employees may participate provided they have completed at least six months of permanent employment. The Company, at its discretion, may make contributions on behalf of all eligible employees to the Plan on an annual basis. During 1996, the Company accrued $140,000 for contributions to the Plan. No contributions were made by the Company to the Plan in 1995 and 1994.

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


         In 1995, the Company entered into an employment agreement with its President and Chief Executive Officer (the "President") and Vice President of Marketing (the "Vice President"). Under the agreement with the President, the Company may be required to pay annual bonuses for three years to the President, based on the Company's performance. Additionally, the Company agreed to make annual payments of $50,000 to the President over a ten year period, beginning on the month after the President's retirement, which vested immediately, and annual payments of $10,000 to the Vice President over a ten year period, beginning on the month after the Vice President's retirement. The charge to expense for deferred compensation under these agreements was $53,000 in 1996 and $245,000 in 1995.


--------------------------------------------------------------------------------
tinsley
the asphere company
--------------------------------------------------------------------------------


SELECTED
FINANCIAL DATA
                                                             Fiscal Years Ended
           --------------------------------------------------------------------------------------------------------------
                                                 1996              1995            1994             1993            1992
                                                 ----              ----            ----             ----            ----
           Operating Results:
           Net sales                      $17,408,410       $13,109,144     $12,968,892      $12,238,052     $11,051,062
           Net income                        $878,674          $121,630        $345,785         $483,188        $586,500
           Net income per
              common share                      $0.53             $0.08           $0.23            $0.31           $0.35
           At year end:
              Total assets                $14,879,671       $12,940,190     $12,841,710      $12,818,036      $9,994,468
              Total long-term debt
                and notes payable          $1,501,110        $1,360,928      $1,907,938       $2,449,368        $131,615
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