Form 10QSB/A
period 1997-03-31
TINSLEY LABORATORIES INC
filed 1997-08-13
CIK 98383

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A

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

Part 1.  Financial Information
Item 1.

TINSLEY LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

                                     March 31,             Dec. 29,
                                       1997                  1996
                                     ----------            ----------
ASSETS
Current Assets:
  Cash and short-term investments    $1,304,735             $946,222
  Accounts receivable                 3,077,206            2,925,786
  Inventories                         1,654,553            1,785,721
  Prepaid expenses & other              701,368              666,436
                                     ----------            ----------
  Total current assets                6,737,862            6,324,165

Net property, plant & equipment       6,624,019            6,288,088
Other assets                            847,627              872,627
Net goodwill                          1,364,248            1,394,791
                                     ----------            ----------
                                    $15,573,756          $14,879,671
                                     ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade account payable                $403,360             $640,397
  Current income taxes                  645,448              691,945
  Other accrued liabilities           2,546,253            2,010,224
                                     ----------           ----------
  Total current liabilities           3,595,061            3,342,566

Long-term debt                        1,454,611            1,491,110
Long-term notes payable
   to related parties                    10,000               10,000
Deferred income taxes                   324,686              324,686
Deferred compensation                   614,527              613,777
Stockholders' Equity:
  Common stock at stated value          258,933              258,633
  Capital in excess of stated value   1,271,376            1,261,776
  Retained earnings                   8,172,402            7,704,963
  Minimum pension liability            (127,840)            (127,840)
                                     ----------           ----------
Total stockholders' equity            9,574,871            9,097,532
                                     ----------           ----------
                                    $15,573,756          $14,879,671
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

		The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended, March 31, 1997, are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended December 29, 1996.


  In June, 1995, the Company entered into employment agreements with its President and Chief Executive Officer and Vice President of Marketing. The Company had not accrued the annual bonus or deferred compensation under the employment agreements for 1996 and 1995. To correctly accrue compensation related to the employment agreements, the Company has restated its condensed consolidated financial statements for the quarter ended March
31, 1997. The restatement had no effect on the results of operations or earnings per share for the three months ended March 31, 1997 and 1996. In the opinion of management, all material adjustments necessary to restate the March 31, 1997 condensed consolidated financial statements have been recorded.


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


August 12, 1997