Form 10QSB
period 1997-06-30
TINSLEY LABORATORIES INC
filed 1997-08-13
CIK 98383

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ending			        Commission File
June 30, 1997	 					                      Number   0-3063

TINSLEY LABORATORIES, INC.
____________________________________________________________
(Exact name of registrant as specified in its charter)


California	  		                           94-1049146
State or other jurisdiction of					       I.R.S. Employer Identification No.)
incorporation or organization


3900 Lakeside Drive, Richmond, California 94806
_______________________________________________________________
(Address of principal executive offices and zip code)


Registrant's telephone number, including area code (510)222-8110


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

1,555,548 shares of Common Stock outstanding as of June 30, 1997.

Part 1.  Financial Information
Item 1.

TINSLEY LABORATORIES, INC.
Condensed Consolidated Balance
Sheets
(Unaudited)

                                         June 30,            Dec. 29,
                                          1997                 1996
                                         --------            --------
ASSETS
Current Assets:
  Cash and short-term investments        $379,136            $946,222
  Accounts receivable                   3,401,574           2,925,786
  Inventories                           1,809,566           1,785,721
  Prepaid expenses & other                651,931             666,436
                                        ---------           ---------
  Total current assets                  6,242,207           6,324,165

Net property, plant & equipment         7,332,801           6,288,088
Other assets                              852,627             872,627
Net goodwill                            1,333,705           1,394,791
                                        ---------           ---------
                                      $15,761,340         $14,879,671
                                       ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade account payable                  $880,821            $640,397
  Other accrued liabilities             3,443,883           2,702,169
                                        ---------           ---------
  Total current liabilities             4,324,704           3,342,566

Long-term debt                            656,112           1,491,110
Long-term notes payable
   to related parties                     108,000              10,000
Deferred income taxes                     227,101             324,686
Deferred compensation                     629,105             613,777
Stockholders' Equity:
  Common stock at stated value            258,933             258,633
  Capital in excess of stated value     1,271,376           1,261,776
  Retained earnings                     8,560,227           7,704,963
  Minimum pension liability              (274,218)           (127,840)
                                        ---------           ---------
Total stockholders' equity              9,816,318           9,097,532
                                        ---------           ---------
                                      $15,761,340         $14,879,671
                                       ==========          ==========

TINSLEY LABORATORIES, INC.
Condensed Consolidated Statements
of Income
(Unaudited)

                                   Three months ended     Six Months ended
                                   ------------------     ----------------
                                June 30,     June 30,    June 30,     June 30,
                                  1997         1996        1997         1996
                                --------    ---------    ---------   ---------
Net sales                       $5,115,735   $4,250,898  $10,539,978  $8,152,097
Cost of goods sold               3,161,487    2,869,940    6,696,264   5,542,204
Selling, administrative and
  research and development exp.  1,235,608    1,042,025    2,189,165   1,884,286
Amortization of intangible assets   55,543       55,543      111,086     111,086
                                 ---------    ---------    ---------   ---------
Income from operations             663,097      283,390    1,543,463     614,521
Other (income), net                (47,694)     (26,856)      (7,978)   (65,156)
Interest expense                    42,666       56,487       82,677      89,205
                                 ---------    ---------    ---------   ---------
Income before taxes                668,125      253,759    1,468,764     590,472
Provision for taxes on income      280,300      113,304      613,500     260,204
                                 ---------    ---------    ---------   ---------
Net income                        $387,825     $140,455     $855,264    $330,268
                                 =========    =========    =========   =========
Per share of common stock:
  Net income                         $0.22        $0.09        $0.49       $0.21
                                 =========    =========    =========   =========
Number of shares used in per
   share calculation             1,747,325    1,543,948    1,731,125   1,543,948
                                 =========    =========    =========   =========

TINSLEY LABORATORIES, INC.
Condensed Consolidated Statements
of Cash Flows
(Unaudited)


                                             For the six months ended
                                             ------------------------
                                             June 30,         June 30,
                                               1997             1996
                                             ---------       ---------
Cash flows from operating activities:
  Net income                                  $855,264        $330,268
  Adjustments to reconcile net
   income to net cash provided
   (used) by operating activities:
  Depreciation & amortization                  488,039         481,853
  Change in operating assets and
    liabilities                               (409,093)       (701,044)
                                              ---------       ---------
    Net cash provided by operating
     activities                                934,210         111,077
Cash flows from investing activities:
  Purchase of fixed assets                  (1,302,226)     (1,256,384)
  Other                                        (30,000)        (30,000)
                                             ---------       ---------
     Net cash used in investing
      activities                            (1,332,226)     (1,286,384)

Cash flows from financing activities:
  Proceeds from borrowing
     arrangements                              350,000       1,250,000
  Principal payments on long-term debt        (528,970)       (473,845)
  Other                                          9,900          26,675
                                             ---------       ---------
     Net cash provided by (used in)
      financing activities                    (169,070)        802,830
                                             ---------       ---------
Net change in cash and cash
  equivalents                                 (567,086)       (372,477)

Cash and cash equivalents at
  beginning of period                          946,222         560,692
                                              ---------       --------
Cash and cash equivalents at
  end of period                               $379,136        $188,215
                                              ========        ========
------------------------------------------------------------------------------
Supplemental disclosure of cash
  flow information:
Cash paid for:
  Interest                                     $90,039         $99,873
  Income taxes                              $1,106,000        $201,000
==============================================================================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997

Note:  1.	Basis of Presentation

		The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended, June 30, 1997, are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended December
29, 1996.

  In June 1995, the Company entered into employment agreements with its President and Chief Executive Officer and Vice President of Marketing. The Company had not accrued the annual bonus or deferred compensation under the employment agreements for 1996. To correctly accrue compensation related to the employment agreements, the Company has restated its condensed consolidated financial statements for the quarter ended June 30, 1996. The effect of the restatement on the results of operations was a reduction of net income of $54,804 or $0.04 per share for the three months and six months ended June 30, 1996. In the opinion of management, all material adjustments necessary to restate the June 30, 1996 condensed consolidated financial statements have been recorded.

		The consolidated financial statements include the accounts of Tinsley Laboratories, Inc., and its wholly owned subsidiaries, Century Precision Industries, Inc. d/b/a Century Precision Optics ("Century") and Tinsley International, Inc., after elimination of intercompany transactions and balances.

Note: 2.	Inventories

		The components of inventory consist of the following:

                                          June 30,            December 29,
                                            1997                  1996
                                         ----------           -----------
Raw materials                              $268,112              $229,640
Contracts in progress (net of cost
 of progress billings of $1,298,622
 at June 30, 1997, and $576,416
 at December 29, 1996)                      640,231               637,390

Finished goods                              901,223               918,691
                                          ---------             ---------
                                         $1,809,566            $1,785,721
                                          =========             =========

Note 3.	Recent Accounting Pronouncement

		In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods which are presented in its financial statements. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Under the new requirements, the Company's basic earnings per share for the six months ending June 30, 1997 and June 30, 1996 would be 55 cents a share and 21 cents a share, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF QUARTERLY FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2.
Maintaining the favorable trend in the company's operating performance of last year and the first quarter, sales and earnings continued to strengthen throughout the first half.

Net sales for the first six months of 1997 moved up to $10,539,978 from $8,152,097, a gain of 29 percent over the same period of the prior year. On these higher sales, net income of $855,264 or 49 cents a share was double earnings of $330,268 or 21 cents a share a year ago.

Sales for the June quarter of $5,115,735 advanced over sales of $4,250,898 for the comparable period of last year. Earnings for the second quarter amounted to $387,825 or 22 cents a share, up from $140,455 or 9 cents a share last year.

Backlog again improved by the end of June, rising to $13,280,000, against $11,025,000 at the same time a year ago. We began the year with a backlog of $10,300,000.

We have continued to invest in Century Precision Optics, which manufactures film and video product, as well as in other branches of the company's precision optics business. During the second quarter, we moved most of Century's operation to a new location in North Hollywood. The costs involved in the move were absorbed in the quarter.


Liquidity and Capital Resources:

As of June 30, 1997, the Company's principal sources of liquidity included $379,136 of cash and cash equivalents and a secured $1.2 million revolving line of credit which expires in April, 1998. Borrowings of $350,000 were outstanding under the line of credit as of June 30, 1997.

The decrease in cash and cash equivalents of $567,086 for the first six months of 1997 was principally due to the purchase of $1,302,226 of property and equipment as well as the payment of $528,970 against outstanding indebtedness. This was offset somewhat by $934,210 provided by operations.

The net cash provided by operating activities during the first six months of 1997 was primarily due to the Company's net income. Cash provided by increases in accounts payable and accrued compensation, was offset by increases in accounts receivable and inventories and a decrease in income taxes payable.

Net cash used in investing activities of $1,332,226 related mostly to expenditures for property, plant and equipment. Net cash used in financing activities of $169,070 related primarily to the repayment of outstanding indebtedness. This was partially offset by borrowing $350,000 under the line of credit and $9,900 of proceeds from the exercise of employees stock options.

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


August 13, 1997