Form 10QSB
period 1997-09-30
TINSLEY LABORATORIES INC
filed 1997-11-12
CIK 98383

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ending			        Commission File
     September 30, 1997	 					            Number   0-3063

                  TINSLEY LABORATORIES, INC.
____________________________________________________________
(Exact name of registrant as specified in its charter)


         California	  						                         94-1049146
State or other jurisdiction of					      (I.R.S. Employer Identification No.)
incorporation or organization


     3900 Lakeside Drive, Richmond, California 94806
_______________________________________________________________
(Address of principal executive offices and zip code)


Registrant's telephone number, including area code (510)222-8110


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

1,654,248 shares of Common Stock outstanding as of September 30, 1997.

Part 1.  Financial Information
Item 1.

TINSLEY LABORATORIES, INC.
Condensed Consolidated Balance
Sheets
(Unaudited)

                                      Sept. 30,            Dec. 29,
                                        1997                 1996
                                      ---------            --------
ASSETS
Current Assets:
  Cash and short-term investments      $181,394            $946,222
  Accounts receivable                 3,840,667           2,925,786
  Inventories                         1,640,029           1,785,721
  Prepaid expenses & other              692,788             666,436
                                      ---------           ---------
  Total current assets                6,354,878           6,324,165

Net property, plant & equipment       7,431,838           6,288,088
Other assets                            827,627             872,627
Net goodwill                          1,303,162           1,394,791
                                      ---------           ---------
                                    $15,917,505         $14,879,671
                                     ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade account payable                $732,019            $640,397
  Other accrued liabilities           3,100,130           2,702,169
                                      ---------           ---------
  Total current liabilities           3,832,149           3,342,566

Long-term debt                          618,034           1,491,110
Long-term notes payable
   to related parties                   105,000              10,000
Deferred income taxes                   227,101             324,686
Deferred compensation                   629,855             613,777
Stockholders' Equity:
  Common stock at stated value          274,880             258,633
  Capital in excess of stated value   1,568,979           1,261,776
  Retained earnings                   8,935,725           7,704,963
  Minimum pension liability            (274,218)           (127,840)
                                      ---------           ---------
Total stockholders' equity           10,505,366           9,097,532
                                     ----------           ---------
                                    $15,917,505         $14,879,671
                                     ==========          ==========

TINSLEY LABORATORIES, INC.
Condensed Consolidated Statements
of Income
(Unaudited)

                              Three months ended        Nine Months ended
                              ------------------        -----------------
                            Sept. 30,    Sept. 29,     Sept. 30,    Sept. 29,
                               1997         1996          1997         1996
                            ---------    ---------     ---------    ---------
Net sales                  $5,463,887   $4,918,550   $16,003,865  $13,070,647

Cost of goods sold          3,620,472    3,468,239    10,316,736    9,010,443

Selling, administrative and
 research and development
  expenses                  1,093,398      785,159     3,282,563    2,669,445
Amortization of intangible
 assets                        55,543       55,543       166,629      166,629
                            ---------    ---------     ---------   ----------
Income from operations        694,474      609,609     2,237,937    1,224,130
Other (income) expense        (17,352)      27,534       (25,330)     (37,622)
Interest expense               63,686       68,847       146,363      158,052
                            ---------    ---------     ---------   ----------
Income before taxes           648,140      513,228     2,116,904    1,103,700
Provision for taxes on income 272,642      217,700       886,142      477,904
                            ---------    ---------     ---------   ----------
Net income                   $375,498     $295,528    $1,230,762     $625,796
                            =========    =========     =========   ==========
Per share of common stock:
  Net income                    $0.21        $0.19         $0.70        $0.41
                            =========    =========     =========   ==========
Number of shares used in per
   share calculation        1,797,797    1,543,948     1,766,077    1,543,948
                            =========    =========     =========    =========


TINSLEY LABORATORIES, INC.
Condensed Consolidated Statements of
Cash Flows
(Unaudited)

                                        For the nine months ended
                                        -------------------------
                                        Sept. 30,        Sept. 29,
                                           1997             1996
                                        ---------        ---------
Cash flows from operating activities:
  Net income                           $1,230,762         $625,796
  Adjustments to reconcile net
   income to net cash provided
   (used) by operating activities:
  Depreciation & amortization             788,606          743,140

  Change in operating assets and
    liabilities                        (1,111,871)        (583,100)
    Net cash provided by operating
     activities                           907,497          785,836
Cash flows from investing activities:
  Purchase of fixed assets             (1,645,727)      (1,592,552)
  Other                                   (30,000)         (45,000)
                                        ----------       ----------
     Net cash used in investing
      activities                       (1,675,727)      (1,637,552)

Cash flows from financing activities:
  Proceeds from borrowing arrangements    450,000        1,250,000
  Principal payments on long-term debt   (770,048)        (509,879)
  Proceeds from exercise of stock options 323,450           26,675
                                        ---------        ---------
     Net cash provided by (used in)
      financing activities                  3,402          766,796
                                        ---------        ---------
Net change in cash and cash
  equivalents                            (764,828)         (84,920)

Cash and cash equivalents at
  beginning of period                     946,222          560,692
                                        ---------        ---------
Cash and cash equivalents at
  end of period                          $181,394         $475,772
                                        =========        =========

-----------------------------------------------------------------------------
Supplemental disclosure of cash
  flow information:
Cash paid for:
  Interest                               $153,698         $172,006
  Income taxes                         $1,325,175         $354,000
=============================================================================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997

Note:  1.	Basis of Presentation

		The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended, September 30, 1997, are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended December
29, 1996.

		In June 1995, the Company entered into employment agreements with its President and Chief Executive Officer and Vice President of Marketing. The Company had not accrued the annual bonus or deferred compensation under the employment agreements for 1996. To correctly accrue compensation related to the employment agreements, the Company originally restated its condensed consolidated financial statements for the quarter ended June 30, 1996. The effect of the restatement on the results of operations was a reduction of net income of $54,804 or $.03 per share for the nine months ended September 30, 1996. In the opinion of management, all material adjustments necessary to restate the September 30, 1996 condensed consolidated financial statements have been recorded.

		The consolidated financial statements include the accounts of Tinsley Laboratories, Inc., and its wholly owned subsidiaries, Century Precision Industries, Inc. d/b/a Century Precision Optics ("Century") and Tinsley International, Inc., after elimination of intercompany transactions and balances.



Note: 2.	Inventories

		The components of inventory consist of the following:

                                  September 30,           December 29,
                                       1997                   1996
                                  -------------           ------------
Raw materials                          $266,617               $229,640
Contracts in progress (net of
 cost of progress billings of
 $1,576,998 at September 30, 1997,
 and $576,416 at December 29, 1996)     624,221                637,390

Finished goods                          749,191                918,691
                                       --------                -------
                                     $1,640,029             $1,785,721
                                     ==========             ==========

Note 3.	Recent Accounting Pronouncement

		In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods which are presented in its financial statements. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Under the new requirements, the Company's basic earnings per share for the nine months ending September 30, 1997 and September 30, 1996 would be 74 cents a share and 44 cents a share, respectively.

Note 4.	Pending Merger

		On September 9, 1997, Silicon Valley Group, Inc. of San Jose, California signed a definitive agreement to acquire the Company. The merger, intended to qualify as a pooling of interests, is scheduled to be voted upon by Tinsley shareholders on November 26, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF QUARTERLY FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2.
Tinsley's operating results, which have shown continuing strength over the last several quarters, improved again during the third quarter of 1997 and for the first nine months of the year ended September 30.

Net sales for the first three quarters rose to $16,003,865 or 22 percent above last year's sales for the same period of $13,070,647. Net income reflected our higher volume, moving up to $1,230,762 or 70 cents a share. Net income therefore substantially exceeded the $625,796 or 41 cents a share earned during the first nine months of 1996.

Third quarter sales came to $5,463,887 or 11 percent higher than last year's sales for the September quarter of $4,918,550. Net income for the September quarter was $375,498, or 21 cents a share, as compared to $295,528 or 19 cents a share for the same quarter last year.

Moreover, our higher sales and profits accompanied a significant strengthening of the company's backlog by the close of the September quarter. Thus backlog by September 30 had reached $17,089,000, which was well up from our $10,380,000 backlog at the same time a year ago, and appreciably ahead of our backlog of $10,300,000 at the start of the current year.

Our business with the Lawrence Livermore National Laboratory has grown over the past several months with our increasing involvement in the National Ignition Facility, a $1.2 billion laser fusion technology program.

Tinsley has completed the successful transition from a company that has primarily served the military to a much better balanced organization essentially dedicated to commercial markets.

One aspect of this shift is our new concentration on precision optics used in lithography equipment for making semiconductor chips. Through our acquisition of Century, an important contributor to the company's improved operations in recent years, we have also entered the film and video products markets. While historically we have been the major factor in the production of optical tooling for the manufacture of color television tubes, these optics remain a robust line of business for the company.

With regard to precision optics for the lithography industry, on which we have previously reported, our strategy is to work with consortiums of other high technology companies and customers that share this common objective.

One example is our involvement in a Joint Sponsored Research Agreement with a consortium of three other United States government and private industrial organizations. The consortium was organized to develop ultra-precision optics manufacturing and system technologies needed by the United States Semiconductor Industry to produce future generations of semiconductor chips and by United States government for the future exploration of space. The other consortium participants are Sematech, Inc., NASA's Goddard Space Flight Center and SVG Lithography Systems,
Inc..   The work of the consortium members is being coordinated and largely funded by Sematech, Inc.

Another significant recent development in this area has been Tinsley's support of the new Advanced Lithography Technology Consortium headed by Intel, the world's largest chipmaker. This consortium, in addition to Intel, includes Motorola, Advanced Micro Devices and the Virtual National Laboratory consisting of the combined resources of Lawrence Livermore National Laboratory, Sandia National Laboratories and E.O. Lawrence
Berkeley National Laboratory. The Intel led consortium plans to invest over $250 million in private funding over the next three years to develop extreme ultraviolet lithography for commercial manufacturing of computer chips.

It is projected that this technology would increase computer chip capabilities for the 21st Century, allowing microprocessors to become 100 times more powerful and memory chips to store 1,000 times more information than is now possible.

Tinsley brings to these new consortiums of high technology companies many years of specialized experience in the development and production of high precision optics, many of which have provided important long term scientific and industrial benefits.

The repair of the Hubble Space Telescope is a case in point. In early October, 1997, the orbiting space laboratory generated spectacular photographs of what NASA described as the most powerful star ever detected, what NASA called "The Pistol Star", which releases more energy than the sun.

It was the latest of many unprecedented pictures taken by Hubble since the installation of a number of Tinsley mirrors by astronauts that corrected the telescope's flawed vision. "NASA", says Ed Weiler, program scientist for the Hubble, "has delivered a telescope that meets all of the promises we made before the launch."

This will be our last Shareholders Report as an independent company.

On September 9, Silicon Valley Group, Inc. of San Jose, California signed a definitive agreement to acquire Tinsley Laboratories. We have previously mailed to all Tinsley shareholders information on the merger, which is
intended to qualify as a pooling of interests.   The merger is scheduled to
be voted upon by Tinsley shareholders on November 26, 1997.

The Merger will provide Tinsley with greater resources with which to develop and expand its manufacturing capabilities and technology.

As we enter into this new and exciting period of development and expansion, I would like to take this opportunity to express my thanks and deep appreciation to individuals who have played important roles in supporting Tinsley through the Company's long history. I am thinking of the late David L. Feathers, who provided inspiration, prudent advice, and timely financial support during several critical years while serving ably on our Board of Directors.

Harvey L.  Morton, our Chairman and President for a considerable period,
gave the Company invaluable technical expertise for many years.   Harvey
Morton played a vital part in developing the Company's proprietary technology.

May I also express my thanks and appreciation to our current Board of
Directors: Stephen L. Davenport, Stephen E. Globus and Steven E. Manios, and our recently retired Director, Daniel J. Duckhorn, as well as to company officers: Daniel J. Bajuk, Robert J. Johnson and James A.
Kennon.

I would also like to express my gratitude to Donald P. Clark, Corporate Counsel and Lowell M. Clucas, Consultant for their sound advice and excellent work over the last 30 years.

I value my long association with these gentlemen and their personal friendship.

Finally, I want to express my thanks and appreciation to all the employees of Tinsley for their dedication, competence, and hard work in establishing Tinsley as the internationally recognized leader in ultra-precision optical manufacturing. What we have achieved together has been truly the Work of Many Hands.

In the beginning of the new era for Tinsley, our goal is to remain solidly in the forefront of precision optical manufacturing while continuing to make significant contributions to our customers' products and advanced technology programs.

Robert J. Aronno
Chairman of the Board
President and Chief Executive Officer

November 7, 1997




Liquidity and Capital Resources:

As of September 30, 1997, cash and cash equivalents were $181,394, a decrease of $764,828 from cash and cash equivalents of $946,222 at December 29, 1996. The decrease in cash and cash equivalents was primarily due to purchases of fixed assets and payments of long-term debt, offset in part by cash provided by operating activities and additional bank borrowings.

The Company has a $1.2 million bank revolving line of credit (the "Bank Line") which was amended on October 14, 1997. The Bank Line bears interest at the bank's prime rate plus 1% and expires on April 30, 1998. At September 30, 1997 the Company had $250,000 outstanding under the Bank Line. During 1997, the Company renewed its bank line of credit, which expired on April 30, 1997, and increased available borrowings from $1,000,000 to $1,200,000. The line of credit is secured by the Company's current and future assets. The line of credit requires the Company to meet various financial covenants. The Company was in compliance with these covenants as of September 30, 1997.

The Company is currently negotiating with a manufacturer of cinematographic equipment located in the United Kingdom to purchase assets intended to complement Century's optical lens business. The cost to the Company to purchase and finance the ongoing operation could require the Company to obtain third party financing.

On April 1, 1998, the Company is obligated to repay in full a $750,000 note payable related to the 1996 purchase of land and a building.

The Company estimates that it will require an additional $700,000 in capital expenditures for use in the ordinary course of its business over the twelve months ended September 30, 1998.

The Company believes that it has adequate working capital and available bank credit to sustain operations, provide for the expansion of its business and fulfill its obligations for at least the next twelve months.

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


November 11, 1997